Form 10QSB
period 2000-03-31
TRINITY MEDICAL GROUP INC
filed 2000-07-12
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                 MARCH 31, 2000 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
     -----                                                      -------   ------

                         COMMISSION FILE NUMBER: 0-30619

                         TRINITY MEDICAL GROUP USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                                 68-0438943
---------------------------------------------           -----------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

           3753 HOWARD HUGHES PARKWAY, 2ND FLOOR, LAS VEGAS, NV 89109
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

                                 (415) 256-1995
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A (FORMER NAME,  FORMER  ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES____ NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                 Class                            Outstanding at July 10, 2000
    Common Stock - $0.001 par value                    10,226,000 shares


                                      INDEX

                                                                                                 PAGE
COVER PAGE.............................................................................................1

INDEX..................................................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Interim Financial Statements

                   Balance Sheets......................................................................3
                   Statements of Operations............................................................4
                   Statements of Cash Flows............................................................5
                   Notes to Financial Statements.......................................................6

         Item 2 - Management's Discussion and Analysis of

                   Financial Condition and Results of Operations.......................................9

PART II - OTHER INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds...........................................11
         Item 6 - Exhibits and Reports on Form 8-K....................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                                 BALANCE SHEETS

                 ASSETS

                                                                                 March 31,              December 31,
                                                                                   2000                    1999
                                                                                -----------             ------------
                                                                                (unaudited)

Current Assets:
   Cash                                                                      $           66,260      $          171,485
   Subscription receivable from founding shareholders                                     9,600                   9,600
   Income tax refund receivable                                                          18,951                  18,951
                                                                             ------------------      ------------------
       Total assets                                                          $           94,811      $          200,036
                                                                             ==================      ==================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                                          $            2,000      $           10,343
   Accrued liabilities                                                                  103,253                  84,595
                                                                             ------------------      ------------------
       Total current liabilities                                                        105,353                  94,938

Convertible Notes Payable                                                               762,500                 732,500

Stockholders' deficit

     Common Stock, $0.0001 par value, 50,000,000 shares authorized,
       10,226,000 shares issued and outstanding                                          10,226                  10,226
     Additional paid-in capital                                                         228,574                 228,574
     Deficit accumulated during the development stage                                (1,011,742)               (866,202)
                                                                             ------------------      ------------------
                  Total stockholders' deficit                                          (772,942)               (627,402)
                                                                             ------------------      ------------------
                  Total liabilities and stockholders' deficit                $           94,811      $          200,036

                                                                             ==================      ==================

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                            STATEMENTS OF OPERATIONS

          Period From Inception (September 28, 1998) to March 31, 2000
                      And three months ended March 31, 2000

                                                                                 Cumulative          Three Months
                                                                               from inception            Ended
                                                                                     to                 March 31,
                                                                               March 31, 2000            2000
                                                                                -----------          -----------
                                                                                (unaudited)          (unaudited)

Operating expenses:
     Research and development                                                $         (294,000)     $                -
     General and administrative:
         Acquisition costs                                                             (404,200)                      -
         Administrative costs                                                          (199,914)               (127,924)
         Marketing costs                                                                (78,250)                      -
                                                                             ------------------      ------------------
                  Total operating expenses                                             (976,364)               (127,924)
                                                                             ------------------      ------------------
Other income (expense):
     Interest income                                                                      3,070                   1,042
     Interest expense                                                                   (30,003)                (18,658)
     Other                                                                               (8,445)                      -
                                                                             ------------------      ------------------
                                                                                        (35,378)                (17,616)
                                                                             ------------------      ------------------
                  Net Loss                                                   $       (1,011,742)     $         (145,540)
                                                                             ==================      ==================


Basic and diluted loss per common share                                                              $           (0.01)
                                                                                                     ==================
Basic and diluted weighted average common shares outstanding                                                (10,226,000)
                                                                                                     ==================


        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                            STATEMENTS OF CASH FLOWS

          Period From Inception (September 28, 1998) to March 31, 2000
                      And Three Months ended March 31, 2000

                                                                                 Cumulative
                                                                               from inception           Three Months
                                                                                     to                    Ended
                                                                               March 31, 2000          March 31, 2000
                                                                               --------------          --------------
                                                                                (unaudited)             (unaudited)
Cash flows from operating activities:
     Net loss                                                                $       (1,011,742)     $         (145,540)
     Adjustments  to  reconcile  net  loss to net  cash  used in operating activities:
       Stock issued for services                                                        229,200                       -
       Loss on sale of investment                                                         8,445                       -
       Changes in assets and liabilities:
           Income tax refund receivable                                                 (18,951)                      -
           Accounts payable                                                               2,000                  (8,343)
           Accrued liabilities                                                          103,253                  18,658
                                                                             ------------------      ------------------
                Net cash used in operating activities                                  (687,795)               (135,225)
                                                                             ------------------      ------------------
Cash flows from investing activities:
     Purchase of investments                                                            (69,330)                      -
     Proceeds from sale of investments                                                   60,885                       -
                                                                             ------------------      ------------------
                Net cash used in investing activities                                    (8,445)                      -
                                                                             ------------------      ------------------
Cash flows provided by financing activities:
     Proceeds from sale of private placement units                                      762,500                  30,000
                                                                             ------------------      ------------------
                Net increase (decrease) in cash                                          66,260                (105,225)
Cash - beginning of year                                                                      -                 171,485
                                                                             ------------------      ------------------
Cash - end of year                                                           $           66,260      $           66,260
                                                                             ==================      ==================
Non-cash investing and financing activities:
   Issuance of common stock to founding shareholders in exchange
     for subscription receivable                                             $            9,600      $                -
                                                                             ==================      ==================

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and its cash flows for the three month period ended March 31, 2000. The financial statements do not include comparative first quarter information because the Company had no activity during the quarter ended March 31, 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Form 10-SB filed with the Securities and Exchange Commission on May 12, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at March 31, 2000, has accumulated losses from operations amounting to $1,011,742. For the three month period ended March 31, 2000, and for the period from inception to December 31, 1999 the Company used $135,225 and $552,570, respectively, of cash in its operations. The drug therapy, Remune, which the Company has potential rights to market, must undergo several phases of trial testing before approval by the Thailand government can be obtained and significant commercialization of the drug can occur. This additional testing will require significant additional financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Upon becoming a reporting company under United States securities laws, the Company intends to acquire, in the near term, the rights to Remune and assume the related obligations specified under the Stock Purchase Agreement from TMG. The Company intends to market Remune in the countries where it has the rights through partner or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support. The Company intends to finance the aforementioned activities through a secondary offering for between $15,000,000 and $20,000,000.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE B - GOING CONCERN - CONTINUED

The Company's initial efforts have focused on the research and development of Remune (through TMG) and securing sales and marketing rights in Thailand.

There can be no assurance that management will be successful in raising the necessary funds to complete the clinical trials and obtain the necessary government approvals for the manufacturing and sale of Remune. The Company's ability to continue as a going concern will depend upon these factors and the success of future operations.

NOTE C - CONVERTIBLE NOTES PAYABLE

In January 2000, the Company sold 6 units of its convertible notes payable at a price of $5,000 per unit to accredited investors in a private placement offering. Each unit consists of a $5,000, 10% note due August 30, 2001. Each unit is convertible into 5,000 shares of the Company's common stock at the election of the Company after December 31, 1999. Interest accrued on each unit is convertible to common stock at a rate of $1 per share at the date of conversion. As of March 31, 2000, no units had been converted to common stock.

NOTE D - SUBSEQUENT EVENT

On June 21, 2000, the Company began to raise additional capital under a new private placement offering. The private placement offers a maximum of 125 units at $4,000 per Unit. Each Unit consists of one hundred shares of the Company's Series A Preferred Stock (the "Preferred Shares") and a non-callable common stock purchase warrant (the "Warrant"), designated "A Warrants". Each Preferred Share is convertible, at the Company's option, into 10 shares of the Company's common stock, par value $0.001 (the "Common Stock"). Each of the A Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus. The Preferred Shares and the Warrant included in the Units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Preferred Shares can be converted at the Company's discretion into Common Stock no later than October 1, 2000 and with approval by the Securities and Exchange Commission (the "SEC") for the registration of the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the A Warrants. The Company has raised approximately $40,000 under this private placement offering and has subscribed an additional $460,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

Trinity Medical Group USA, Inc. (the "Company") was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, the Company became a Florida Corporation. The Company is an affiliate of Trinity Medical Group, Ltd., a Thailand company (http: //www.trinitygroups/trinity medical/dsmb.htm) ("TMG"). The Company is a late development stage company with potential rights to market a patented treatment for HIV, "Remune(R)" , designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus (HIV). Remune (an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein) is based on Dr. Jonas Salk's vaccine technology. Remune is a registered trademark of The Immune Response Corporation.

TMG was formed in 1995 after the principals of the TMG and The Immune Response Corporation (NASDAQ: IMNR) entered into a License and Collaboration Agreement (the "License and Collaboration Agreement") dated September 15, 1995 with The Immune Response Corporation to develop and market Remune in ten Southeast Asian countries including Malaysia, The Philippines, Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation (the "Territory"). On the same day, TMG entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Immune Response Corporation. Per the Stock Purchase Agreement, TMG purchased 333,334 shares of The Immune Response Corporations stock at $15 per share on April 30, 1996. TMG has agreed to make additional equity investments of up to $10 million in The Immune Response Corporation based on the achievement of certain milestones and governmental approvals. TMG recognized Remune's potential in 1995 and paid The Immune Response Corporation $5 million in cash to secure the rights to develop and market Remune in Southeast Asia.

The Company entered into a Collaboration and Supply Agreement (the "Agreement") with TMG, dated December 1,1999. Under the terms of the Agreement, the Company will reimburse TMG for specified research personnel, travel, laboratory, facility and publication costs associated with clinical trials of Remune until full regulatory approval in Thailand is granted.

The Agreement also provides that the Company make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of common class shares not to exceed 1 million shares. The Company agrees to prepare and complete all necessary documentation required for registration with the U.S. Securities and Exchange Commission as a reporting company.

In 1999, TMG completed a Phase II double blind placebo controlled clinical trial in Thailand, the results of which have been submitted for publication in a scientific journal. In the clinical trial above, Remune was found to increase mean CD4+ cell counts, with increases in both cellular and humoral immune responses and stable viral load. A follow up study through eighty-eight (88) weeks showed a significant decrease of viral load in 30% of the subjects.

On December 24, 1999, TMG applied for expanded testing with the Ministry of Public Health in Thailand. The extended project which has been submitted for approval will be coordinated by Mahidol University in Bangkok, Thailand and will study up to 10,000 individuals. This extended study of Remune is not connected to the request for full commercial approval by the Thai Food and Drug Administration.

The results of the Phase II controlled trial were also presented to the World Health Organization (WHO) and the Joint United Nations Programme on HIV/AIDS (UNAIDS) at a vaccine advisory committee meeting in Geneva, Switzerland on February 23, 2000.

The results of the Phase II clinical trials in Thailand and other clinical trials using Remune as a treatment for slowing HIV-related disease progression are encouraging. The global burden of disease and death related to HIV is increasing at a rate unmatched by any other pathogen. At present, the most effective treatment for slowing HIV-related disease progression, antiretoviral medication requiring a daily multi-pill regime, is complicated to administer, requires close medical monitoring, is extremely costly, and can cause significant adverse effects. The study conditions of the clinical trials in Thailand allowed Remune to be assessed as a "mono-therapy", that is, without any other anti-viral drugs. Remune requires a minimum of a once a quarter (or more if needed) injection. As a result, Remune is both more economical and practical for populations such as Thailand. The number of HIV infected people in Thailand is currently estimated at 1.0-1.4 million people. The estimate for Southeast Asia is approximately 9 million HIV-1 infected people. A formal submission of an application for new drug registration of Remune with the Thai Food & Drug Administration is planned during 2000.

Remune is potentially a very cost effective therapy for the treatment of HIV among Thailand's poorest people.

Cash requirements over the next 12 months.
------------------------------------------

Pursuant to a private offering (the "December Private Placement"), the Company raised $732,500 at the end of 1999 and an additional $30,000 during January 2000. In the December Private Placement, the Company sold to accredited investors 152.5 units at a price of $5,000 per unit. Each unit consists of a $5,000, 10% per annum note of the Company, due August 31, 2001, and convertible into 5,000 shares of the Company's Common Stock, par value $.001 per share (collectively, the "Units").

Over the next 12 months, the Company will require additional capital through the sale of shares of capital stock or issuance of debt in order to meet its business needs. The Company does not anticipate any revenue from the sale of Remune in Thailand until the first quarter of 2001. The Company is in the process of negotiating Remune licensing agreements and, if completed, anticipates substantial revenue from licensing Remune in other countries during the year but cannot predict the amount of proceeds or the timing of the completion of such transactions.

The current cash on hand will be sufficient to fund operations through the second quarter of 2000. During the second quarter we received subscriptions for $500,000 in a private offering (the "June Private Placement") through issuance of a new class of Preferred Shares and Warrant. We anticipate that the June Private Placement wil be completed in the third quarter.

The proceeds from the June Private Placement are expected to be sufficient to fund operations through the end of the calendar year 2000. In the third quarter we plan to file a registration statement to register the shares of capital stock issuable under the December Private Placement and the June Private Placement.

Product Research and Development Plans
--------------------------------------

The Company intends to secure regulatory approval for sale of Remune in Thailand during the calendar year 2000. Our researchers have concluded a Phase II clinical study in Thailand of about 300 individuals infected with HIV and continue to analyze the study group. The results were presented in two major scientific conferences in March 2000: at the UN/WHO AIDS conference in Geneva, Switzerland and that UCLA

AIDS Conference held in Palm Springs, California. A manuscript detailing the study has been submitted to a major journal for publication.

Upon acceptance of the manuscript by a major scientific journal, the Company believes it will have the necessary support to request regulatory approval of Remune by the Thai Food and Drug Administration. The Company intends to have Remune be considered for full approval by the Thai Food and Drug Administration during 2000.

The Company is also trying to gain approval and support by the Thai Ministry of Public Health for an extended study of Remune in up to 10,000 HIV infected individuals. The application with the Thai FDA for full approval is not linked in any way with the program proposed with the Thai Ministry of Public Health.

Upon approval of either the Thai FDA or the Thai Ministry of Public Health, the Company intends to purchase plant, equipment and land leases in 2000 for a handling and storage facility in Thailand. The facility will be located close to the Bangkok International Airport and will receive Remune shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost for the facility is $5 million and will require six months to one year to construct. The capital for this project would be provided by the sale of shares of capital stock, issuance of debt or financing by a banking institution.

The Company intends to increase its employment base in the third quarter of 2000. Upon approval from either the Thai FDA or the Thai Ministry of Public Health, the Company will add financial managers, engineering consultants and additional directors. From our present level of two employees we estimate having about 15 employees by year end.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to an Agreement for the Exchange of Common Stock, dated December 31, 1999, between the shareholders of the Company and August Project III Corp., a Florida corporation ("August Project"), August Project issued to the Company's shareholders 5,226,000 shares of Common Stock in exchange for 100% of the outstanding shares of the Company. In addition, certain shareholders of August Project sold 4,867,000 shares to the shareholders of the Company in exchange for $175,000. Following the merger, the shareholders of the predecessor Company owned a total of 10,093,000 out of a total of 10,226,000 outstanding shares of August Project. August Project was the surviving corporation after the merger. Prior to the merger, August Project had been approved for listing on the National Quotation Service Pink Sheets with the following trading symbol: AUUK. On January 5, 2000, August Project changed its name to Trinity Medical Group USA, Inc.

In connection with the December Private Placement the Company sold 152.5 units to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933 (the "Securities Act"), as amended. Each Unit cost $5,000 and consisted of a $5,000, 10% per annum note of the Company due August 31, 2001 convertible into 5,000 shares of the Company's common stock, $0.001 par value, per share (the "Notes"). The aggregate offering price was $762,500 and the Company received net proceeds in the amount of $757,500. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, is applicable to the above issuances as a transaction by an issuer not involving a public offering.

The notes issued in the December Private Placement will be converted to common stock by the end of the third quarter of 2000.

The Company has paid no dividends on its common stock and cannot assure that it will achieve sufficient earnings to pay cash dividends on its common stock in the near future. Further, the Company intends to retain earnings to fund its operations. Therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

         27       Financial Data Schedule

B)       REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TRINITY MEDICAL GROUP USA, INC.


                                                 /s/ James Namnath
                                                 -----------------
                                                 By: James Namnath
                                                     President