Form 10QSB
period 2000-06-30
TRINITY MEDICAL GROUP INC
filed 2000-08-21
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                JUNE 30, 2000 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO______

                         COMMISSION FILE NUMBER: 0-30619

                         TRINITY MEDICAL GROUP USA, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                                                                68-0438943
---------------------------------------------------                           ----------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION)                               (I.R.S. EMPLOYER IDENTIFICATION NO.)

           3753 HOWARD HUGHES PARKWAY, 2ND FLOOR, LAS VEGAS, NV 89109
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

                                 (415) 256-1995
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     NO
                        -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

              Class                            Outstanding at August 14, 2000
 Common Stock - $0.001 par value                     10,226,000 shares

                                     INDEX

                                                                                                    PAGE
                                                                                                    ----
COVER PAGE.............................................................................................1

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

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operation........................................8

PART II - OTHER INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds...........................................11
         Item 6 - Exhibits and Reports on Form 8-K....................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIALS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                                 BALANCE SHEETS

                                 ASSETS

                                                                                  June 30,              December 31,
                                                                                    2000                    1999
                                                                             ------------------      ------------------
                                                                                (unaudited)
Current Assets:
   Cash                                                                      $           33,303      $          171,485
   Subscription receivable from founding shareholders                                         -                   9,600
   Income tax refund receivable                                                          18,951                  18,951
                                                                             ------------------      ------------------
       Total current assets                                                  $           52,254      $          200,036
                                                                             ==================      ==================
    Computer Equipment                                                                    2,100           _____________
                                                                             ------------------      ------------------
          Total current assets                                               $           54,254      $         $200,036
                                                                             ==================      ==================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                                          $            2,000      $           10,343
   Accrued commissions                                                                   76,700                  73,250
   Accrued interest payable                                                              48,648                  11,345
                                                                             ------------------      ------------------
       Total current liabilities                                                        127,348                  94,938

Convertible Notes Payable                                                               772,500                 732,500

Stockholders' deficit

     Convertible Preferred Stock, no par value, 1,000,000 shares
       authorized, 9 shares issues and outstanding                                       34,500
     Common Stock, $0.001 par value, 50,000,000 shares authorized,
       10,226,000 shares issued and outstanding                                          10,226                  10,226
     Additional paid-in capital                                                         228,574                 228,574
     Deficit accumulated during the development stage                                (1,118,794)               (866,202)
                                                                             ------------------      ------------------
                  Total stockholders' deficit                                          (845,494)               (627,402)
                                                                             ------------------      ------------------
                  Total liabilities and stockholders' deficit                $           54,354      $          200,036
                                                                             ==================      ==================

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                            STATEMENTS OF OPERATIONS

           Period From Inception (September 28, 1998) to June 30, 2000
                      And three months ended June 30, 2000

                                                            Cumulative         Three Months      Six Months
                                                          from inception          Ended            Ended
                                                                 to              June 30,         June 30,
                                                           June 30, 2000           2000             2000
                                                           -------------        ------------     ----------
                                                           (unaudited)         (unaudited)      (unaudited)
  Operating expenses
   Research and development                               $    (294,000)     $          -   $            -
   General and administrative
       Acquisition costs                                  $    (404,200)     $          -   $            -
       Administrative costs                               $    (288,400)     $    (88,485)  $     (216,409)
       Marketing costs                                          (78,250)                -                -
                                                          -------------      ------------   --------------
          Total operating expenses                           (1,064,850)          (88,485)        (216,409)

  Other income (expense):
   Interest income                                        $       3,148      $         78   $        1,120
   Interest expense                                       $     (48,647)     $    (18,645)  $      (37,303)
   Other income                                           $      (8,445)     $          -   $            -
                                                          -------------      ------------   --------------
                                                                (53,944)          (18,567)         (36,183)
                                                          -------------      ------------   --------------
          Net Loss                                           (1,118,794)         (107,052)        (252,592)
                                                          =============      ============   ==============
   Basic and diluted loss per common
     share                                                                   $      (0.01)  $        (0.02)
                                                                             ============   ==============
   Basic and diluted weighted average
     common shares outstanding                                               $ 10,226,000   $   10,226,000
                                                                             ============   ==============

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                            STATEMENTS OF CASH FLOWS

           Period From Inception (September 28, 1998) to June 30, 2000
                      And Three Months ended June 30, 2000

                                                                                 Cumulative
                                                                               from inception
                                                                                     to               Six Months Ended
                                                                               June 30, 2000           June 30, 2000
                                                                                -----------             -----------
                                                                                (unaudited)             (unaudited)
Cash flows from operating activities:
     Net loss                                                                $       (1,118,793)     $         (252,592)
     Adjustments  to  reconcile  net  loss to net  cash  used in operating activities
       Stock issued for services                                                        229,200                       -
       Loss on sale of investment                                                         8,445                       -
       Changes in assets and liabilities:
           Income tax refund receivable                                                 (18,952)                      -
           Accounts payable                                                               2,000                  (8,343)
           Accrued liabilities                                                          125,348                  40,753
                                                                             ------------------      ------------------
                Net cash used in operating activities                                   772,752                (220,182)
                                                                             ------------------      ------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                            (2,100)                 (2,100)
     Purchase of investments                                                            (69,330)                      -
     Proceeds from sale of investments                                                   60,885                       -
                                                                             ------------------      ------------------
                Net cash used in investing activities                                   (10,545)                 (2,100)
                                                                             ------------------      ------------------
Cash flows provided by financing activities:
     Proceeds from issuance of convertible notes payable                                772,500                  40,000
     Proceeds from sale of preferred stock                                               34,500                  34,500
      Collection of subscription receivable                                               9,600                   9,600
                                                                             ------------------      ------------------
                Net cash provided by financing activities                               816,600                  84,100
                                                                             ------------------      ------------------
                Net increase (decrease) in cash                                          33,303                (138,182)
Cash - beginning of period                                                                    -                 171,485
                                                                             ------------------      ------------------
Cash - end of period                                                         $           33,303      $           33,303
                                                                             ==================      ==================
Non-cash investing and financing activities:
   Issuance of common stock to founding shareholders in exchange
     for subscription receivable                                             $            9,600      $                -
                                                                             ------------------      ------------------

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                 December 31, 1999 to June 30, 2000 (unaudited)


NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and its cash flows for the three month period ended June 30, 2000. The financial statements do not include comparative first quarter information because the Company had no activity during the first quarter ended June 30, 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-SB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000.

NOTE B - CAPITALIZATION POLICY

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets, which ranges from three to five years. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or losses are included in the statement of operations.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 2000 has accumulated losses from operations amounting to $1,118,794. For the six month period ended June 30, 2000, and for the period from inception to June 30, 2000 the Company used $220,182 and $772,752, respectively, of cash in its operations. Additional testing of the drug therapy, Remune, will require significant additional financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Upon becoming a reporting company under United States securities laws, the Company intends to acquire, in the near term, the rights to Remune and assume the related obligations specified under the Stock Purchase

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                 December 31, 1999 to June 30, 2000 (unaudited)


Agreement for TMG. The Company intends to market Remune in the countries where it has the rights through partner or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support. The Company intends to finance the aforementioned activities through a secondary offering for between $15,000,000 and $20,000,000. The Company's initial efforts have focused on the research and development of Remune (through TMG) and securing sales and marketing rights in Thailand.

There can be no assurance that management will be successful in raising the necessary funds to complete the clinical trials and obtain the necessary government approvals for the manufacturing and sale of Remune. The Company's ability to continue as a going concern will depend upon these factors and the success of future operations.

NOTE D- CONVERTIBLE NOTES PAYABLE

During the six month period ended June 30, 2000, the Company sold 8 units of its convertible notes payable at a price of $5,000 per unit to accredited investors in a private placement offering. Each unit consists of a $5,000, 10% note due August 30, 2001. Each unit is convertible into 5,000 shares of the Company's common stock at the election of the Company. Interest accrued on each unit is convertible to common stock at a rate of $1 per share at the date of conversion. As of June 30, 2000, no units had been converted to common stock.

NOTE E- CONVERTIBLE PREFERRED STOCK

On June 21, 2000, the Company began to raise additional capital under a new private placement offering. The private placement offers a maximum of 175 units at $4,000 per unit. Each unit consists of one hundred shares of the Company's Series A Preferred Stock (the "Preferred Shares") and a non-callable common stock purchase warrant (the "Warrant"), designated "A Warrants". Each Preferred Share is convertible, at the Company's option, into 10 shares of the Company's common stock par value $0.01 (the "Common Stock"). Each of the A Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus. The Preferred Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Preferred Shares can be converted at the Company's discretion into Common Stock no later than October 1, 2000 and with approval by the Securities and Exchange Commission (the "SEC") for the registration of the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the A Warrants. The Company has raised $34,500 under this private placement offering during the three months ended June 30, 2000. Subsequent to June 30, 2000, the Company raised an additional $628,000 through this private placement offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Plan of Operation
-----------------

Trinity Medical Group USA, Inc. (the "Company") was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, the Company became a Florida corporation. The Company is an affiliate of Trinity Medical Group, Ltd., a Thailand company (http: //www.trinitygroups/trinity medical/dsmb.htm) ("TMG"). The Company is a late development stage company with potential rights to market a patented vaccine, ("Remune"), designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus (HIV). Remune (an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein) is based on Dr. Jonas Salk's vaccine technology.

 TMG was formed in 1995 after the principals of the TMG and The Immune Response Corporation (NASDAQ: IMNR) entered into a License and Collaboration Agreement (the "License and Collaboration Agreement") dated September 15, 1995 with The Immune Response Corporation to develop and market Remune in ten Southeast Asian countries including Malaysia, The Philippines, Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation (the "Territory"). On the same day, TMG entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Immune Response Corporation. Per the Stock Purchase Agreement, TMG purchased 333,334 shares of The Immune Response Corporations stock at $15 per share on April 30, 1996. TMG is further obligated to purchase an additional 333,333 shares of The Immune Response Corporation's stock at $15 per share upon receiving the required marketing approval from the governing health authority of Thailand for the drug therapy Remune. TMG is further obligated to purchase another 333,333 shares of The Immune Response Corporation's stock at $15 per share upon receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture the drug therapy Remune. TMG recognized the vaccine's potential in 1995 and paid The Immune Response Corporation $5 million in cash to secure the rights to develop and market Remune in Southeast Asia.

The Company entered into a Collaboration and Supply Agreement (the "Agreement") with TMG, dated December 1,1999. Under the terms of the Agreement, the Company will reimburse TMG for specified research personnel, travel, laboratory, facility and publication costs associated with clinical trials of Remune until full regulatory approval in Thailand is granted.

The Agreement also provides that the Company make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of common class shares not to exceed 1 million shares. The Company agrees to prepare and complete all necessary documentation required for registration of the Company with the U.S. Securities and Exchange Commission as a reporting company.

In 1999, TMG completed a Phase II double blind placebo controlled clinical trial in Thailand, the results of which were submitted to the Thailand Food and Drug Administration for review in March, 2000. In the clinical trial above, Remune was found to increase mean CD4+ cell counts, with increases in both cellular and humoral immune responses and stable viral load. A follow up study through eighty-eight (88) weeks showed a significant decrease of viral load in 30% of the subjects.

On December 24, 1999, TMG applied for expanded testing with the Ministry of Public Health in Thailand. The extended project, which has since been approved, will be coordinated by Mahidol University in Bangkok, Thailand and will confirm the effectiveness of Remune and study the long term effects in about 10,000 HIV infected individuals. The financial implications of this study are not known at this time but the company anticipates revenue from this study during 2000. This extended study of Remune is not connected to the request for full commercial approval by the Thai Food and Drug Administration. This extended study of Remune is not connected to the request for full commercial approval by the Thai Food and Drug Administration.

The  results  of  the  Phase  II  controlled   trial  were  presented  the  XIII
International AIDS Conference in Durban, South Africa by Dr. Vina Churdboonchart. The results of the Phase II clinical trials in Thailand and other clinical trials using Remune as a treatment for slowing HIV-related disease progression are encouraging. The global burden of disease and death related to HIV is increasing at a rate unmatched by any other pathogen. At present, the most effective treatment for slowing HIV-related disease progression, antiretoviral medication requiring a daily multi-pill regime, is complicated to administer, requires close medical monitoring, is extremely costly, and can cause significant adverse effects in some cases. The study conditions of the clinical trials in Thailand allowed Remune to be assessed as a "mono-therapy", that is, without any other anti-viral drugs. Remune requires a minimum of a once a quarter (or more if needed) injection. As a result, Remune is both more economical and practical for populations such as Thailand. As released by MOPH, Thailand, the official number of HIV infected people in Thailand is 1.0 million people. The estimate for South Asia is approximately 9 million HIV-1 infected people. Remune is potentially a very cost effective therapy for the treatment of HIV among Thailand's poorest people.

Cash requirements over the next 12 months.
------------------------------------------

Pursuant to a private offering (the "December Private Placement"), the Company raised $732,500 at the end of 1999 and an additional $40,000 during June 2000. In the December Private Placement, the Company offered for purchase to accredited investors 154.5 units at a price of $5,000 per unit. Each unit consists of a $5,000, 10% per annum note of the Company due August 31, 2001 convertible into 5,000 shares of the Company's Common Stock, par value $.001 per share (collectively, the "Units").

Over the next 12 months, the Company will require additional capital through the sale of shares of capital stock or issuance of debt in order to meet its business needs. The Company anticipates revenue from sale of Remune in Thailand later this year. The Company is in the process of negotiating Remune licensing agreements and, if completed, anticipates substantial revenue from licensing Remune in other countries during the year but cannot predict the amount of proceeds or the timing of the completion of such transactions.

The current cash on hand will be sufficient to fund operations through the third quarter of 2000. During the second quarter we received subscriptions for $34,500 in a private offering (the "June Private Placement") through the issuance of a new class of Preferred Shares and Warrant and expect proceeds of $628,000 during the third quarter of 2000. In the third quarter we plan to file a registration statement to register the shares of capital stock issuable under the December Private Placement and the June Private Placement and two million shares of common stock that would be sold to the public in a secondary offering. The secondary offering is projected to produce between $15 million and $30 million is cash. The Company plans to use $10 million of the proceeds to satisfy the Stock Purchase Agreement with the Immune Response Corporation, import Remune to Thailand, and to cover initial expenses for the establishment of Thai manufacturing facilities as well as The Trinity Immune and Health Center which will primarily cater to the HIV+ population.

Product Research and Development Plans
--------------------------------------

The Company intends to secure regulatory approval for sale of Remune in Thailand during the calendar year 2000. Our researchers have concluded a Phase II clinical study in Thailand of about 300 individuals infected with HIV and continue to analyze the study group. The results of this study were presented in five major scientific conferences in 2000: at the UN/WHO AIDS conference in Geneva, Switzerland, the UCLA AIDS Conference held in Palm Springs, California, the 5th Asia-Pacific Congress of Medical Virology in Bali, Indonesia, the First Intl. Conference on Vaccine Development and Immunotherapy in HIV, Florida, USA and the XIII International AIDS Conference in Durban, South Africa. A manuscript detailing the study has been secured and the Company anticipates publication with positive response. Formal advise about publication is expected in September of 2000. The Company believes it now has the necessary technical support for full regulatory approval and is currently working on compiling documentation required for registration of Remune in Thailand. Upon sufficient capitalization, the Company intends to purchase plant, equipment and land leases in 2000 for a handling and storage facility in Thailand. The facility will be located close to the Bangkok International Airport and will receive Remune shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost for the facility is $5 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. The Company intends to increase its employment base in the third quarter of 2000. The Company will add a Chief Financial Officer, engineering consultants and additional directors during the third quarter. From our present level of two employees we estimate having about 10 employees by year-end.

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

In connection with the December Private Placement the Company issued 154.5 notes. The notes were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The notes were sold in Units. Each Unit cost $5,000 and consisted of a $5,000, 10% per annum note of the Company due August 31, 2001 convertible into 5,000 shares of the Company's common stock, $0.001 par value, per share (the "Notes"). The aggregate offering price was $772,500 and the Company received net proceeds in the amount of $772,500. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, is applicable to the above issuances as a transaction by an issuer not involving a public offering.

On May 12, 2000 the Company submitted a Form 10SB to the SEC in order to become a publicly reporting concern. On May 19, the SEC notified the Company that the filing was acknowledged and would not need to be reviewed; thus allowing the Company to proceed with its plans. The Company shares now trade under the symbol TMGU in the National Quotation Service Pink Sheets. The Company is presently seeking listing on NASD Over the Counter Bulletin Board exchange and hopes to have listing on the Small Cap NASDAQ market in the third quarter.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

         27       Financial Data Schedule

B)       REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRINITY MEDICAL GROUP USA, INC.


                                                /s/ James Namnath
                                                ----------------------------
                                                By: James Namnath
                                                    Chief Executive Officer