Form 10QSB/A
period 2000-06-30
TRINITY MEDICAL GROUP INC
filed 2000-09-06
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

         (MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                JUNE 30, 2000 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                      ______   ______


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                 Class                            Outstanding at August 31, 2000
    Common Stock - $0.001 par value                     10,226,000 shares

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
COVER PAGE.............................................................................................1

INDEX..................................................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Interim Financial Statements

                   Balance Sheets......................................................................3
                   Statements of Operations............................................................4
                   Statements of Cash Flows............................................................5
                   Condensed Notes to Financial Statements.............................................6

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......................................8

PART II - OTHER INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds...........................................10
         Item 6 - Exhibits and Reports on Form 8-K....................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                                         TRINITY MEDICAL GROUP USA, INC.
                                       (a company in the development stage)

                                                  BALANCE SHEETS

                                 ASSETS

                                                                                  June 30,              December 31,
                                                                                    2000                    1999
                                                                               ------------            ------------
                                                                               (unaudited)
Current Assets:
   Cash                                                                      $           33,303      $          171,485
   Subscription receivable from founding shareholders                                         -                   9,600
   Income tax refund receivable                                                          18,951                  18,951
                                                                          ----------------------  ----------------------
         Total current assets                                                            52,254                 200,036

Computer Equipment                                                                        2,100                       -
                                                                          ----------------------  ----------------------
         Total assets                                                        $           54,354      $          200,036
                                                                          ======================  ======================


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                          $            2,000      $           10,343
   Accrued commissions                                                                   76,700                  73,250
   Accrued interest payable                                                              48,648                  11,345
                                                                          ----------------------  ----------------------
         Total current liabilities                                                      127,348                  94,938

Convertible Notes Payable                                                               772,500                 732,500

Stockholders' deficit:
     Convertible Preferred Stock, no par value, 1,000,000 shares
       authorized, 900 shares issued and outstanding                                     34,500                       -
     Common Stock, $0.001 par value, 50,000,000 shares authorized,
       10,226,000 shares issued and outstanding                                          10,226                  10,226
     Additional paid-in capital                                                         228,574                 228,574
     Deficit accumulated during the development stage                                (1,118,794)               (866,202)
                                                                          ----------------------  ----------------------
         Total stockholders' deficit                                                   (845,494)               (627,402)
                                                                          ----------------------  ----------------------
         Total liabilities and stockholders' deficit                         $           54,354      $          200,036
                                                                           ======================  ======================

        The accompanying notes are an integral part of these statements.

                                         TRINITY MEDICAL GROUP USA, INC.
                                      (a company in the development stage)

                                            STATEMENTS OF OPERATIONS

                                                          Cumulative           Three Months             Six Months
                                                        from inception             Ended                   Ended
                                                              to                 June 30,                June 30,
                                                        June 30, 2000              2000                    2000
                                                         -----------            -----------             -----------
                                                         (unaudited)            (unaudited)             (unaudited)
Operating expenses
   Research and development                            $       (294,000)     $               -      $                 -
   General and administrative
         Acquisition costs                                     (404,200)                     -                        -
         Administrative costs                                  (288,400)               (88,485)                (216,409)
         Marketing costs                                        (78,250)                     -                        -
                                                       ----------------      -----------------      -------------------
Total operating expenses                                     (1,064,850)               (88,485)                (216,409)

Other income (expense):
   Interest income                                                3,148                     78                    1,120
   Interest expense                                             (48,647)               (18,645)                 (37,303)
   Other income                                                  (8,445)                    -                      -
                                                       ----------------      -----------------      -------------------
                                                                (53,944)               (18,567)                 (36,183)
                                                       ----------------      -----------------      -------------------
              Net Loss                                 $     (1,118,794)     $        (107,052)     $          (252,592)
                                                       ================      =================      ===================

Basic and diluted loss per common
    share                                                                    $           (0.01)     $             (0.02)
                                                                             =================      ===================
Basic and diluted weighted average common shares
    outstanding                                                                     10,226,000               10,226,000
                                                                             =================      ===================

        The accompanying notes are an integral part of these statements.

                                         TRINITY MEDICAL GROUP USA, INC.
                                      (a company in the development stage)

                                           STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                               from inception
                                                                                     to               Six Months Ended
                                                                               June 30, 2000           June 30, 2000
                                                                               -------------           -------------
                                                                                (unaudited)             (unaudited)
Cash flows from operating activities:
     Net loss                                                                $       (1,118,794)     $         (252,592)
     Adjustments  to  reconcile  net  loss to net  cash  used in operating activities
       Stock issued for services                                                        229,200                       -
       Loss on sale of investment                                                         8,445                       -
       Changes in assets and liabilities:
           Income tax refund receivable                                                 (18,952)                      -
           Accounts payable                                                               2,000                  (8,343)
           Accrued liabilities                                                          125,349                  40,753
                                                                             ------------------      ------------------
                Net cash used in operating activities                                  (772,752)               (220,182)
                                                                             ------------------      ------------------
Cash flows from investing activities:
     Purchase of fixed assets                                                            (2,100)                 (2,100)
     Purchase of investments                                                            (69,330)                      -
     Proceeds from sale of investments                                                   60,885                       -
                                                                             ------------------      ------------------
                Net cash used in investing activities                                   (10,545)                 (2,100)
                                                                             ------------------      ------------------
Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable                                772,500                  40,000
     Proceeds from sale of convertible preferred stock                                   34,500                  34,500
     Collection of subscription receivable                                                9,600                   9,600
                                                                             ------------------      ------------------
                Net cash provided by financing activities                               816,600                  84,100
                                                                             ------------------      ------------------
                Net increase (decrease) in cash                                          33,303                (138,182)

Cash - beginning of period                                                                    -                 171,485
                                                                             ------------------      ------------------
Cash - end of period                                                         $           33,303      $           33,303
                                                                             ==================      ==================
Non-cash investing and financing activities:
   Issuance of common stock to founding shareholders in exchange
     for subscription receivable                                             $            9,600      $                -
                                                                             ==================      ==================

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2000. The financial statements do not include comparative second quarter information because the Company had no activity during the six month period ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-SB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets, which ranges from three to five years. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or losses are included in the statement of operations.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 2000 has accumulated losses from operations amounting to $1,118,794. For the six month period ended June 30, 2000, and for the period from inception to June 30, 2000 the Company used $220,182 and $772,752, respectively, of cash in its operations. The drug therapy, Remune, must undergo several phases of trial testing before approval by the Thailand government can be obtained and significant commercialization of the drug can occur. This additional testing will require significant additional financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

The Company intends to acquire, in the near term, the rights to Remune and assume the related obligations specified under the Stock Purchase Agreement from TMG. The Company intends to market Remune in the countries where it has the rights through partner or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support. The Company intends to finance the aforementioned activities through a secondary offering. The Company's initial efforts have focused on the research and development of Remune (through TMG) and securing sales and marketing rights in Thailand.

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

NOTE E- CONVERTIBLE PREFERRED STOCK

On June 21, 2000, the Company began to raise additional capital under a private placement offering. A maximum of 175 units at $4,000 per unit was offered in the private placement. Each unit consisted of one hundred shares of the Company's Series A Preferred Stock (the "Preferred Shares") and a non-callable common stock purchase warrant (the "Warrant"), designated "A Warrants". Each Preferred Share is convertible, at the Company's option, into 10 shares of the Company's common stock, par value $0.001 (the "Common Stock"). Each of the A Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus. The Preferred Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Preferred Shares may be converted at the Company's discretion into Common Stock no later than October 1, 2000 upon the effectiveness of the Registration Statement for the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the A Warrants. The Company raised $34,500 under this private placement offering during the three months ended June 30, 2000. Subsequent to June 30, 2000, the Company raised an additional $628,000 through this private placement offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This report contains certain forward-looking statements which involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes words such as "may," "will," "expect," "anticipate," "intend," "estimate," "continue," "believe," or other similar words. Similarly, statements that describe our future plans, objectives and goals are also forward-looking statements. Our factual results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed in this report.

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

 TMG was formed in 1995 after the principals of the TMG and The Immune Response Corporation (NASDAQ: IMNR) entered into a License and Collaboration Agreement (the "License and Collaboration Agreement") dated September 15, 1995 with The Immune Response Corporation to develop and market Remune in ten Southeast Asian countries including Malaysia, The Philippines, Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation (the "Territory"). On the same day, TMG entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with The Immune Response Corporation. Per the Stock Purchase Agreement, TMG purchased 333,334 shares of The Immune Response Corporation's stock at $15 per share on April 30, 1996. TMG is further obligated to purchase an additional 333,333 shares of The Immune Response Corporation's stock at $15 per share upon receiving the required marketing approval from the governing health authority of Thailand for the drug therapy Remune. TMG is further obligated to purchase another 333,333 shares of The Immune Response Corporation's stock at $15 per share upon receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture the drug therapy Remune.

The Company entered into a Collaboration and Supply Agreement (the "Agreement") with TMG, dated December 1, 1999. Under the terms of the Agreement, the Company will reimburse TMG for specified research personnel, travel, laboratory, facility and publication costs associated with clinical trials of Remune until full regulatory approval in Thailand is granted.

The Agreement also provides that the Company make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of common class shares not to exceed 1 million shares. The Company also agreed to prepare and complete all necessary documentation required for registration of the Company with the U.S. Securities and Exchange Commission as a reporting company, which it has done by filing a Form 10-SB on May 12, 2000.

In exchange for the aforementioned conditions, TMG agrees to transfer its License and Collaboration Agreement and Stock Purchase Agreement between it and The Immune Response Corporation, dated

September 25, 1995, to the Company no later than the first sale of product after full regulatory approval in Thailand has been granted.

In 1999, TMG completed a Phase II double blind placebo controlled clinical trial in Thailand, the results of which were submitted to the Thailand National Committee on AIDS for review in March, 2000. In the clinical trial above, Remune was found to increase mean CD4+ cell counts, with increases in both cellular and humoral immune responses and stable viral load. A follow up study through eighty-eight (88) weeks showed a significant decrease of viral load in 30% of the subjects.

On December 24, 1999, TMG applied for expanded testing with the Ministry of Public Health in Thailand. The extended project, which has since been approved, will be coordinated by Mahidol University in Bangkok, Thailand and will confirm the effectiveness of Remune and study the long term effects of Remune on up to 10,000 HIV infected individuals. This extended study of Remune is not connected to the request for full commercial approval by the Thai Food and Drug Administration.

The results of the Phase II controlled trial were presented at the XIII International AIDS Conference in Durban, South Africa by Dr. Vina Churdboonchart. The results of the Phase II clinical trials in Thailand and other clinical trials using Remune as a treatment for slowing HIV-related disease progression are encouraging. The global burden of disease and death related to HIV is increasing at a rate unmatched by any other pathogen. At present, the most effective treatment for slowing HIV-related disease progression, antiretoviral medication requiring a daily multi-pill regime, is complicated to administer, requires close medical monitoring, is extremely costly, and can cause significant adverse effects in some cases. The study conditions of the clinical trials in Thailand allowed Remune to be assessed as a "mono-therapy", that is, without any other anti-viral drugs. Remune requires a minimum of a once a quarter (or more if needed) injection. As a result, Remune is both more economical and practical for populations such as Thailand. As released by MOPH, Thailand, the official number of HIV infected people in Thailand is 1 million people. The estimate for Southeast Asia is approximately 9 million HIV-1 infected people. Remune is potentially a very cost effective therapy for the treatment of HIV among Thailand's poorest people.

Cash requirements over the next 12 months.
------------------------------------------

Pursuant to a private offering (the "December Private Placement"), the Company raised $732,500 at the end of 1999 and an additional $40,000 during the six month period ended June 30, 2000. In the December Private Placement, the Company offered for purchase to accredited investors 154.5 units at a price of $5,000 per unit. Each unit consisted of a $5,000, 10% per annum note of the Company due August 31, 2001 convertible into 5,000 shares of the Company's Common Stock, par value $.001 per share (collectively, the "Units").

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

The current cash on hand will be sufficient to fund operations through the third quarter of 2000. During the second quarter the Company received subscriptions for $34,500 in a private offering (the "June Private Placement") through the issuance of a new class of Preferred Shares and Warrant and received proceeds of $628,000 during the third quarter of 2000. In the third quarter the Company plans to file a registration statement to register the shares of capital stock issuable under the December Private Placement and the June Private Placement. The Company hopes to raise additional capital in the third quarter. The Company plans to use the proceeds raised to satisfy the Stock Purchase Agreement with The Immune Response Corporation, export Remune to Thailand, and to cover initial expenses for the establishment of Thai manufacturing facilities as well as The Trinity Immune and Health Center which will primarily cater to the HIV+ population.

Product Research and Development Plans
--------------------------------------

The Company intends to secure regulatory approval for sale of Remune in Thailand during the calendar year 2000. TMG's researchers have concluded a Phase II clinical study in Thailand of about 300 individuals infected with HIV and continue to analyze the study group. The results of this study were presented at five major scientific conferences in 2000: at the UN/WHO AIDS conference in Geneva, Switzerland, the UCLA AIDS Conference held in Palm Springs, California, the 5 Asia-Pacific Congress of Medical Virology in Bali, Indonesia, the First International Conference of Vaccine Development and Immunotherapy in HIV, Florida, USA and the XIII International AIDS Conference in Durban, South Africa. The Company believes it now has the necessary technical support for full regulatory approval and through its Thai affiliates will be submitting an application for commercialization of Remune to the Thai regulatory officials. Upon sufficient capitalization, the Company intends to purchase plant, equipment and land leases in 2000 for a handling and storage facility in Thailand. The facility will be located close to the Bangkok International Airport and will receive Remune shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost for the facility is $5 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. The Company intends to increase its employment base in the third quarter of 2000. The Company intends to add a Chief Financial Officer, engineering consultants and additional directors during the third quarter. From its present level of two employees the Company estimates having about 10 employees by year-end.

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

In connection with the December Private Placement the Company issued 154.5 notes. The notes were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, (the "Securities Act"). The notes were sold in Units. Each Unit cost $5,000 and consisted of a $5,000, 10% per annum note of the Company due August 31, 2001 convertible into 5,000 shares of the Company's common stock, $0.001 par value, per share (the "Notes"). The aggregate offering price was $772,500 and the Company received net proceeds in the amount of $772,500. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, is applicable to the above issuances as a transaction by an issuer not involving a public offering. The proceeds from this private placement were used to satisfy the Company's initial developmental business expenses.

On May 12, 2000 the Company submitted a Form 10-SB to the SEC in order to become a publicly reporting company. On May 19, 2000 the SEC notified the Company that the filing was acknowledged and would not need to be reviewed; thus allowing the Company to proceed with its plans. The Company shares now trade under the symbol TMGU in the National Quotation Service Pink Sheets. The Company is presently seeking listing on NASD Over the Counter Bulletin Board exchange and hopes to have listing on the Small Cap NASDAQ market in the fourth quarter.

The Company has paid no dividends on its common stock and cannot assure that it will achieve sufficient earnings to pay cash dividends on its common stock in the near future. Further, the Company intends to retain earnings to fund its operations. Therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

In connection with the June Private Placement the Company issued 9 Units at $4,000 per unit. The units were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, (the "Securities Act"). Each unit consisted of one hundred shares of the Company's Series A Preferred Stock (the "Preferred Shares") and a non-callable common stock purchase warrant (the "Warrant"), designated "A Warrants". Each Preferred Share is convertible, at the Company's option, into 10 shares of the Company's common stock, par value $0.001 (the "Common Stock"). Each of the A Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus. The Preferred Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Preferred Shares may be converted at the Company's discretion into Common Stock no later than October 1, 2000 upon the effectiveness of the Registration Statement for the shares of Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the A Warrants. The Company raised $34,500 under this private placement offering during the three months ended June 30, 2000. Subsequent to June 30, 2000, the Company raised an additional $628,000 through this private placement offering. The proceeds from this private placement will be used to meet the Company's continuing operating expense requirements, including the cost of filing the aforementioned Registration Statement.

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

                                                 TRINITY MEDICAL GROUP USA, INC.

                                                     /s/ James Namnath
                                                     -----------------
                                                 By: James Namnath
                                                     Chief Executive Officer