Form 10QSB/A
period 2000-03-31
TRINITY MEDICAL GROUP INC
filed 2000-11-14
CIK 1110557

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

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................................8

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

NOTE D - SUBSEQUENT EVENT

On June 21, 2000, the Company began to raise additional capital under a new private placement offering. A maximum of 175 preferred stock units at $4,000 per unit were initially offered. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to common stock units. Each unit consists of one thousand shares of the Company's Common Stock, par value $0.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus, July 24, 2000. The Common Shares and the Warrant included in the Units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Company received approximately $34,000 under this private placement offering through June 30, 2000 and has subscribed an additional $460,000 through July 12, 2000.

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

The Company entered into a Collaboration and Supply Agreement (the "Agreement") with TMG, dated December 1,1999. Under the terms of the Agreement, the Company will pay TMG for specified research personnel, travel, laboratory, facility and publication costs associated with clinical trials of Remune until full regulatory approval in Thailand is granted.

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

The current cash on hand will be sufficient to fund operations through the second quarter of 2000. During the second quarter we received $34,500 in a private offering (the "June Private Placement") through the subscription of Common Stock Units. Subsequent to June 30, 2000, the Company subsribed an additional $460,000 through July 12, 2000. We anticipate that the June Private Placement will be completed in the third quarter.

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

A)       EXHIBITS:

         4.1      Common Stock Unit Acknowledgement Letter

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

                                                 TRINITY MEDICAL GROUP USA, INC.


Date:  November 14, 2000                      By: /s/ James Namnath
                                                 -----------------
                                                     James Namnath
                                                     Chief Executive Officer

Date:  November 14, 2000                      By: /s/ Gary E. Wilson
                                                 -----------------
                                                   Gary E. Wilson
                                                   Executive Vice President-
                                                   Finance,
                                                   Chief Financial Officer