Form 10QSB/A
period 2000-06-30
TRINITY MEDICAL GROUP INC
filed 2000-11-14
CIK 1110557

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                                         TRINITY MEDICAL GROUP USA, INC.
                                       (a company in the development stage)

                                                  BALANCE SHEETS

                                 ASSETS

                                                                                  June 30,              December 31,
                                                                                    2000                    1999
                                                                               ------------            ------------
                                                                               (unaudited)
Current Assets:
   Cash                                                                      $           33,303      $          171,485
   Subscription receivable from founding shareholders                                         -                   9,600
   Income tax refund receivable                                                          18,951                  18,951
                                                                          ----------------------  ----------------------
         Total current assets                                                            52,254                 200,036

Computer Equipment                                                                        2,100                       -
                                                                          ----------------------  ----------------------
         Total assets                                                        $           54,354      $          200,036
                                                                          ======================  ======================


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                          $            2,000      $           10,343
   Payable to TMG                                                                       200,000                       -
   Accrued commissions                                                                   76,700                  73,250
   Accrued interest payable                                                              48,648                  11,345
                                                                          ----------------------  ----------------------
         Total current liabilities                                                      327,348                  94,938

Convertible Notes Payable                                                               772,500                 732,500

Stockholders' deficit:
     Common stock, $0.001 par value, 50,000,000 shares authorized,
       10,226,000 shares issued and outstanding                                          10,226                  10,226
     Deposits on common stock units                                                      31,050                       -
     Additional paid-in capital                                                         228,574                 228,574
     Deficit accumulated during the development stage                                (1,315,344)               (866,202)
                                                                          ----------------------  ----------------------
         Total stockholders' deficit                                                 (1,045,494)               (627,402)
                                                                          ----------------------  ----------------------
         Total liabilities and stockholders' deficit                         $           54,354      $          200,036
                                                                           ======================  ======================

        The accompanying notes are an integral part of these statements.

                                         TRINITY MEDICAL GROUP USA, INC.
                                      (a company in the development stage)

                                            STATEMENTS OF OPERATIONS

                                                          Cumulative           Three Months             Six Months
                                                        from inception             Ended                   Ended
                                                              to                 June 30,                June 30,
                                                        June 30, 2000              2000                    2000
                                                         -----------            -----------             -----------
                                                         (unaudited)            (unaudited)             (unaudited)
Operating expenses
   Research and development                            $       (494,000)     $        (200,000)     $          (200,000)
   General and administrative
         Acquisition costs                                     (404,200)                     -                        -
         Administrative costs                                  (284,950)               (85,035)                (212,959)
         Marketing costs                                        (78,250)                     -                        -
                                                       ----------------      -----------------      -------------------
Total operating expenses                                     (1,261,400)              (285,035)                (412,959)

Other income (expense):
   Interest income                                                3,148                     78                    1,120
   Interest expense                                             (48,647)               (18,645)                 (37,303)
   Loss on sale of investments                                   (8,445)                    -                      -
                                                       ----------------      -----------------      -------------------
                                                                (53,944)               (18,567)                 (36,183)
                                                       ----------------      -----------------      -------------------
              Net Loss                                 $     (1,315,344)     $        (303,602)     $          (449,142)
                                                       ================      =================      ===================

Basic and diluted loss per common
    share                                                                    $           (0.03)     $             (0.04)
                                                                             =================      ===================
Basic and diluted weighted average common shares
    outstanding                                                                     10,226,000               10,226,000
                                                                             =================      ===================

        The accompanying notes are an integral part of these statements.

                                         TRINITY MEDICAL GROUP USA, INC.
                                      (a company in the development stage)

                                           STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                               from inception
                                                                                     to               Six Months Ended
                                                                               June 30, 2000           June 30, 2000
                                                                               -------------           -------------
                                                                                (unaudited)             (unaudited)
Cash flows from operating activities:
     Net loss                                                                $       (1,315,344)     $         (449,142)
     Adjustments  to  reconcile  net  loss to net  cash  used in operating activities
       Stock issued for services                                                        229,200                       -
       Loss on sale of investments                                                        8,445                       -
       Changes in assets and liabilities:
           Income tax refund receivable                                                 (18,952)                      -
           Accounts payable                                                               2,000                  (8,343)
           Payable to TMG                                                               200,000                 200,000
           Accrued liabilities                                                          125,349                  40,753
                                                                             ------------------      ------------------
                Net cash used in operating activities                                  (769,302)               (216,732)
                                                                             ------------------      ------------------
Cash flows from investing activities:
     Purchase of fixed assets                                                            (2,100)                 (2,100)
     Purchase of investments                                                            (69,330)                      -
     Proceeds from sale of investments                                                   60,885                       -
                                                                             ------------------      ------------------
                Net cash used in investing activities                                   (10,545)                 (2,100)
                                                                             ------------------      ------------------
Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable                                772,500                  40,000
     Net proceeds from sale of common stock not issued at period end                     31,050                  31,050
     Collection of subscription receivable                                                9,600                   9,600
                                                                             ------------------      ------------------
                Net cash provided by financing activities                               813,150                  80,650
                                                                             ------------------      ------------------
                Net increase (decrease) in cash                                          33,303                (138,182)

Cash - beginning of period                                                                    -                 171,485
                                                                             ------------------      ------------------
Cash - end of period                                                         $           33,303      $           33,303
                                                                             ==================      ==================
Non-cash investing and financing activities:
   Issuance of common stock to founding shareholders in exchange
     for subscription receivable                                             $            9,600      $                -
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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-SB as of December 31, 1999 and for the period from inception (September 28, 1998) to December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000.

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 2000 has accumulated losses amounting to $1,315,344. For the six month period ended June 30, 2000, and for the period from inception to June 30, 2000 the Company used $216,732 and $769,302, respectively, of cash in its operations. The drug therapy, Remune, must undergo several phases of trial testing before approval by the Thailand government can be obtained and significant commercialization of the drug can occur. This additional testing will require significant additional financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

NOTE D- CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2000, the Company sold 8 units of its convertible notes payable at a price of $5,000 per unit to accredited investors in a private placement offering. Each unit consists of a $5,000, 10% note due August 30, 2001. Each unit is convertible into 5,000 shares of the Company's common stock at the election of the Company. Interest accrued on each unit is convertible to common stock at a rate of $1 per share at the date of conversion. As of June 30, 2000, no units had been converted to common stock.

NOTE E- COMMON STOCK UNITS

On June 21, 2000, the Company began to raise additional capital under a private placement offering. A maximum of 175 preferred stock units at $4,000 per unit were initially offered in the private placement. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to common stock units. Each unit consists of one thousand shares of the Company's Common Stock, par value $.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus, July 24, 2000. The Common Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Company received net proceeds of $31,050 under this private placement offering during the three months ended June 30, 2000, after commissions paid or accrued. Subsequent to June 30, 2000, the Company received an additional $600,000 through this private placement offering. Because the Company has not issued the common stock subscribed as of June 30, 2000, it has presented the net proceeds of $31,050 as Deposits on Common Stock Units in the accompanying balance sheet.

NOTE F - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2000, the Company recognized $200,000 of expense related to the research and development of the drug Remune. The $200,000 is owed to Trinity Medical Group, Ltd., an affiliate of the Company, and has been presented on the accompanying balance sheet as Payable to TMG at June 30, 2000. These research and development expenses were incurred under the terms and conditions of the Collaboration and Supply Agreement, dated December 1, 1999.

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

In exchange for the aforementioned conditions, TMG agrees to transfer its License and Collaboration Agreement and Stock Purchase Agreement between it and The Immune Response Corporation, dated

September 15, 1995, to the Company no later than the first sale of product after full regulatory approval in Thailand has been granted.

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

On December 24, 1999, TMG applied for expanded testing with the Ministry of Public Health in Thailand. The extended project will be coordinated by Mahidol University in Bangkok, Thailand and will confirm the effectiveness of Remune and study the long term effects of Remune on up to 10,000 HIV infected individuals. This extended study of Remune is not connected to the request for full commercial approval by the Thai Food and Drug Administration.

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

The current cash on hand will be sufficient to fund operations through the third quarter of 2000. During the second quarter the Company received net proceeds of approximately $31,000 in connection with a private offering (the "June Private Placement") through the subscription of common stock units and received proceeds of $600,000 during the third quarter of 2000 from this Private Placement. In the third quarter the Company plans to file a registration statement to register the shares of common stock issuable under the December Private Placement and the June Private Placement. The Company hopes to raise additional capital in the third quarter. The Company plans to use the proceeds raised to satisfy the Stock Purchase Agreement with The Immune Response Corporation, export Remune to Thailand, and to cover initial expenses for the establishment of Thai manufacturing facilities as well as The Trinity Immune and Health Center which will primarily cater to the HIV+ population.

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

In connection with a June Private Placement the Company initially issued 9 Preferred Stock Units at $4,000 per unit. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to Common Stock Units. The units were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, (the "Securities Act"). Each unit consists of one thousand shares of the Company's Common Stock, par value $.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus, July 24, 2000. The Common Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Company received net proceeds of approximately $31,000 under this private placement offering during the three months ended June 30, 2000. Subsequent to June 30, 2000, the Company received an additional $600,000 through this private placement offering. The proceeds from this private placement will be used to meet the Company's continuing operating expense requirements, including the cost of filing the aforementioned Registration Statement.

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