Form 10QSB
period 2000-09-30
TRINITY MEDICAL GROUP INC
filed 2000-11-14
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         (MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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


            55 SHAVER STREET, SUITE 320, SAN RAFAEL, CALIFORNIA 94901
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

                                 (415) 256-1995
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           3753 HOWARD HUGHES PARKWAY, 2ND FLOOR, LAS VEGAS, NV 89109 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO_____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

                  Class                       Outstanding at November 6, 2000
     Common Stock - $0.001 par value                 10,226,000 shares

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
COVER PAGE.............................................................................................1

INDEX..................................................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:
                    Balance Sheets.....................................................................3
                    Statements of Operations...........................................................4
                    Statements of Cash Flows...........................................................5
                    Notes to Financial Statements......................................................6

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................................12

         Item 3 - Quantitative and Qualitative Disclosure About Market Risk...........................14

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...................................................................15
         Item 2 - Changes in Securities and Use of Proceeds...........................................15
         Item 3 - Defaults Upon Senior Securities ....................................................16
         Item 4 - Submission of Matters to Vote of Security Holders...................................16
         Item 5 - Other Information...................................................................17
         Item 6 - Exhibits and Reports on Form 8-K....................................................17
         Signatures...................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                                 BALANCE SHEETS

                                     ASSETS
                                                                                September 30,         December 31,
                                                                                    2000                  1999
                                                                             --------------------  --------------------
                                                                                 (unaudited)
Current Assets:
      Cash                                                                   $           113,356   $           171,485
      Subscription receivable                                                             20,000                 9,600
      Income tax refund receivable                                                        18,951                18,951
                                                                             --------------------  --------------------
           Total current assets                                                          152,307               200,036

      Computer equipment                                                                   4,972                     -
                                                                             --------------------  --------------------
           Total assets                                                      $           157,279   $           200,036
                                                                             ====================  ====================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                       $            84,799   $            10,343
      Payable to TMG                                                                     500,000                     -
      Accrued liabilities                                                                 27,404                     -
      Accrued commissions                                                                 92,850                73,250
      Accrued interest                                                                    67,960                11,345
      Convertible notes payable                                                          772,500               732,500
                                                                             --------------------  --------------------
           Total current liabilities                                                   1,545,513               827,438


Stockholders' deficit:
      Common stock, $.001 par value, 50,000,000 shares
           authorized, 10,226,000 shares issued and outstanding                           10,226                10,226
      Deposits on common stock units                                                     570,600                     -
      Additional paid-in capital                                                         228,574               228,574
      Deficit accumulated during the development stage                                (2,197,634)             (866,202)
                                                                             --------------------  --------------------
                     Total stockholders' deficit                                      (1,388,234)             (627,402)
                                                                             --------------------  --------------------

                     Total liabilities and stockholders' deficit             $           157,279   $           200,036
                                                                             ====================  ====================


        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                            STATEMENTS OF OPERATIONS

                                                              Cumulative              Three Months         Nine Months
                                                            from inception               Ended                Ended
                                                                  to                 September 30,        September 30,
                                                          September 30, 2000              2000                 2000
                                                       --------------------------  -------------------  -------------------
                                                              (unaudited)             (unaudited)          (unaudited)
Operating expenses:
     Research and development                           $               (994,105)  $         (500,105)   $        (700,105)
     General and administrative                                         (726,072)            (362,873)            (575,832)
                                                       --------------------------  -------------------  -------------------
                 Total operating expenses                             (1,720,177)            (862,978)          (1,275,937)
                                                       --------------------------  -------------------  -------------------

Other income (expense):
     Acquisition costs                                                  (404,200)                   -                    -
     Interest income                                                       3,148                    -                1,120
     Interest expense                                                    (67,960)             (19,312)             (56,615)
     Loss on sale of investments                                          (8,445)                   -                    -
                                                       --------------------------  -------------------  -------------------
                                                                        (477,457)             (19,312)             (55,495)
                                                       --------------------------  -------------------  -------------------
                 Net Loss                               $             (2,197,634)  $         (882,290)   $      (1,331,432)
                                                       ==========================  ===================  ===================

     Basic and diluted loss per common
        share                                                                       $           (0.09)   $           (0.13)
                                                                                   ===================  ===================
     Basic and diluted weighted average
        common shares outstanding                                                          10,226,000           10,226,000
                                                                                   ===================  ===================


        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                              Cumulative
                                                            from inception         Nine months
                                                                  to                  Ended
                                                          September 30, 2000    September 30, 2000
                                                         ---------------------  ------------------
                                                             (unaudited)           (unaudited)
 Cash flows from operating activities:
     Net loss                                            $         (2,197,634)  $      (1,331,432)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock issued for services                                     229,200                   -
        Loss on sale of investments                                     8,445                   -
        Changes in assets and liabilities:
           Income tax refund receivable                               (18,952)                  -
           Accounts payable                                            84,799              74,456
           Payable to TMG                                             500,000             500,000
           Accrued liabilities, commissions and interest              188,214             103,619
                                                         ---------------------  ------------------
              Net cash used in operating activities                (1,205,928)           (653,357)
                                                         ---------------------  ------------------

 Cash flows from  investing activities:
     Purchases of fixed assets                                         (4,972)             (4,972)
     Purchases of investments                                         (69,330)                  -
     Proceeds from sale of investments                                 60,886                   -
                                                         ---------------------  ------------------
              Net cash used in investing activities                   (13,416)             (4,972)
                                                         ---------------------  ------------------
 Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable              772,500              40,000
     Net proceeds from sale of common stock not
       issued at period end                                           550,600             550,600
     Collection of subscription receivable                              9,600               9,600
                                                         ---------------------  ------------------

              Net cash provided by financing activities             1,332,700             600,200
                                                         ---------------------  ------------------

              Net increase (decrease) in cash                         113,356             (58,129)

 Cash - beginning of period                                                 -             171,485
                                                         ---------------------  ------------------

 Cash - end of period                                    $            113,356   $         113,356
                                                         =====================  ==================

 Non-cash investing and financing activities:
     Issuance of common stock to founding shareholders
       in exchange for subscription receivable           $              9,600   $               -
                                                         =====================  ==================

     Subscription of common stock units                  $             20,000   $          20,000
                                                         =====================  ==================

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2000. The financial statements do not include comparative third quarter information because the Company had no activity during the nine month period ended September 30, 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-SB as of December 31, 1999 and for the period from inception (September 28, 1998) to December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which ranges from three to five years. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at September 30, 2000 has accumulated losses amounting to $2,197,634. For the nine month period ended September 30, 2000, and for the period from inception to September 30, 2000 the Company used $653,357 and $1,205,928, respectively, of cash in its operations.

The Company or its affiliate, Trinity Assets Company Limited (see Note I), has not yet submitted an application for an approval from the Thai Ministry of Health or Food and Drug Administration to market, distribute and manufacture REMUNE. Approval of REMUNE by the Thai Food and Drug Administration or Ministry of Public Health is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai Food and Drug Administration does not approve

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

REMUNE, it cannot be marketed, sold or manufactured in Thailand and the Company will be unable to generate any revenue in Thailand.

The Company requires substantial capital to pursue its operating strategy, which includes commercialization of the drug REMUNE, and currently has limited cash for operations. Until the Company can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

The Company intends to market REMUNE in the countries where it has the rights through partner or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support (see Note I). The Company intends to finance the aforementioned activities through a secondary offering. The Company filed a registration statement on Form SB-2 on October 20, 2000 to register 2,000,000 common shares to be sold by the Company directly or through underwriters or dealers from time to time.

The Company's initial efforts have focused on the research and development of REMUNE (through Trinity Medical Group, Ltd. or Trinity Assets Company Limited, affiliates of the Company) and securing sales and marketing rights in Thailand. There can be no assurance that management will be successful in raising the necessary funds to complete the clinical trials and obtain the necessary government approvals for the manufacture and sale of REMUNE. The Company's ability to continue as a going concern will depend upon these factors and the success of future operations.

NOTE D - RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform with the current period presentation.

NOTE E - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 224,350 shares of common stock as of September 30, 2000 because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were 906,560 shares of common stock issuable as of September 30, 2000 upon the conversion of convertible notes payable because the representative share increments would be antidilutive. The aforementioned amount issuable includes accrued interest and commissions that are payable in common stock upon conversion.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

In March 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B. SAB 101B delays the effective date of SAB 101, "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not anticipate that the application of this pronouncement will have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

NOTE G- CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2000, the Company sold 8 units of its convertible notes payable at a price of $5,000 per unit to accredited investors in a private placement offering. Each unit consists of a $5,000, 10% note due August 30, 2001. Each unit is convertible into 5,000 shares of the Company's common stock at the election of the Company. Interest accrued on each unit is convertible to common stock at a rate of $1 per share at the date of conversion. As of September 30, 2000, no units had been converted to common stock.

NOTE H- COMMON STOCK UNITS

On June 21, 2000, the Company began to raise additional capital under a new private placement offering. A maximum of 175 preferred stock units at $4,000 per unit were initially offered in

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

the private placement. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to common stock units. Each unit consists of one thousand shares of the Company's Common Stock, par value $.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus, July 24, 2000. The Common Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Company received a total of $634,000 through this private placement offering, for an aggregate of 158.5 units sold. Net proceeds to the Company were $570,600, after commissions paid or accrued. Because the Company has not issued the common stock subscribed as of September 30, 2000, it has presented the net proceeds of $570,600 as Deposits on Common Stock Units in the accompanying balance sheet. Also included in Deposits on Common Stock Units is $20,000 of common stock units subscribed. The related Subscription Receivable was satisfied on November 1, 2000.

NOTE I- RELATED PARTY TRANSACTIONS

The Company and Trinity Medical Group, Ltd. (TMG) entered into an Assignment Agreement on August 3, 2000, whereby all of Trinity Medical Group, Ltd.'s rights, title, and interests in the License and Collaboration agreement and Stock Purchase Agreement were assigned to the Company. There was no accounting recognition by the Company as a result of the transfer of the License and Collaboration Agreement and the related Stock Purchase Agreement.

The License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation, entered into in 1995, provided for possible termination of the License and Collaboration Agreement if the marketing approval for REMUNE in Thailand was not granted before December 31, 2000. On September 29, 2000, The Immune Response Corporation and the Company amended the License and Collaboration Agreement to set the earliest possible termination date to August 2001.

On August 4, 2000, The Company assigned through a Sublicense and Supply Agreement the sales, distribution, manufacturing and marketing rights to REMUNE in Thailand to Trinity Assets Company Limited, an affiliate of the Company and Trinity Medical Group, Ltd. The manufacturing rights assigned to Trinity Assets Company Limited are non-exclusive. Trinity Assets Company Limited is related through common ownership. Two of the Company's directors, Inthanom John Churdboonchart and Orranart Victoria Churdboonchart, are beneficial owners of the Company's common stock and are shareholders of Trinity Assets Company Limited. The Sublicense and Supply Agreement provides that the Company will realize a minimum gross profit from the sale of REMUNE to Trinity Assets Company Limited in Thailand and that profits, as defined, from the sale of REMUNE in licensed territories other than Thailand will be shared equally. It is the intent of the

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

parties that if and when Trinity Assets Company Limited begins to manufacture REMUNE, the Company will continue to realize revenues either from the purchase and resale of REMUNE to Trinity Assets Company Limited or as royalties from Trinity Assets Company Limited on its sales of REMUNE to others. Specific terms of the resale gross profit or royalties have not been negotiated by the parties at this time. The Company has also agreed to provide support to Trinity Assets Company Limited (in the form and substance satisfactory to both parties) for the warehousing, transportation, and production of any related capital assets, plant and equipment, etc. which are necessary for the marketing, promoting and selling of REMUNE in Thailand. This support may be in the form of providing interest bearing loans to Trinity Assets Company Limited or capital, in exchange for equity ownership of Trinity Assets Company Limited; no specific terms of the support have been negotiated by the parties at this time. Under the terms of the Sublicense and Supply Agreement, the Company will pay Trinity Assets Company Limited for specified research personnel, travel, laboratory, facility and publication costs associated with clinical trials of REMUNE until full regulatory approval in Thailand is granted.

During the three months ended September 30, 2000, the Company paid Trinity Medical Group, Ltd. approximately $200,000 for costs incurred related to the research and development of the drug REMUNE. As of September 30, 2000, the Company has also recorded a liability for amounts payable to Trinity Medical Group, Ltd. in the amount of $500,000. The amounts paid or payable to Trinity Medical Group, Ltd. were incurred by the Company under the terms and conditions of the Collaboration and Supply Agreement, dated December 1, 1999.

NOTE J - COMMITMENTS

On September 5, 2000, the Company entered into a two year employment agreement with its Chief Financial Officer, whereby the Officer will be paid a minimum annual salary of $160,000 and receive a minimum annual bonus equal to 10% of the annual salary amount. The Officer was also granted 50,000 non-statutory stock options with a term of 10 years and an exercise price of $4.00. The market price of the Company's common stock was equal to the exercise price at the date of grant. The Officer will receive a minimum of 50,000 additional stock options on each anniversary date of the employment agreement. If the Officer is terminated without cause as defined, the minimum salary, bonus and certain other benefits must continue to be paid through the remaining term of the employment agreement.

NOTE K - SUBSEQUENT EVENTS

On October 19, 2000, in connection with a Section 4(2) exempt offering, the Company issued a $500,000 convertible promissory note to an "accredited investor" as defined in Regulation D promulgated under the Securities Act of 1933, as amended. The note matures on October 19, 2001 and bears interest at 8% per annum, with interest payments due and payable semi-annually. The

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

note is convertible at the conversion  price equal to the lesser of (i) $4.00 or
(ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. The note is convertible at the option of the holder for the entire term of the note. The note is convertible at the option of the Company provided that the registration statement filed on Form SB-2 on October 20, 2000 has been effective for ninety (90) consecutive days and the Company's common stock has had a closing bid price equal to or greater than $4.00 for the five (5) consecutive trading days preceding the delivery of the conversion notice. On the date of conversion, the Company shall also issue to the holder a warrant to purchase such number of shares of the company's common stock equal to aggregate the number of shares of common stock issued upon conversion of this note. The warrant shall have an exercise price equal to $4.00 per share and shall have a term of five years from its date of issuance. Interest accruing on the note is payable, at the option of the Company, in cash or in accordance with the aforementioned conversion terms of the note. The terms of the note also prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note.

On November 10, 2000, the Company and Trinity Medical Group, Ltd. terminated the Collaboration and Supply Agreement, dated December 1, 1999.

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

Overview
--------

Trinity Medical Group USA, Inc. was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, we became a Florida corporation. The Company is an affiliate of
Trinity       Medical      Group,       Ltd.,      a      Thailand       Company
(http://www.trinitygroups/trinity medical/dsmb.htm). The Churdboonchart Trinity Trust owns approximately 70% of the Company's common stock. The beneficiaries of The Churdboonchart Trinity Trust are also the majority owners of Trinity Medical Group, Ltd. The Company is a late development stage Company with rights to market an HIV-Immunogen also known as REMUNE(TM), a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus (HIV). REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's patented vaccine technology. REMUNE is a trademark of The Immune Response Corporation.

Trinity Medical Group, Ltd. was formed in 1995 after the principals of Trinity Medical Group, Ltd. entered into a license and collaboration agreement dated September 15, 1995 with The Immune Response Corporation (NASDAQ: IMNR) to develop and market REMUNE in ten Southeast Asian countries including Malaysia, The Philippines, Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation. Trinity Medical Group, Ltd. also entered into a stock purchase agreement on September 15, 1995 with The Immune Response Corporation and purchased 333,334 shares of common stock of The Immune Response Corporation at $15 per share on April 30, 1996. Under the stock purchase agreement, Trinity Medical Group, Ltd. was also obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required marketing approval from the governing health authority of Thailand for the drug therapy REMUNE. Trinity Medical Group, Ltd. was further obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture the drug therapy REMUNE. These stock purchase obligations of Trinity Medical Group, Ltd. became the obligations of the Company as a result of the collaboration and supply agreement and the assignment agreement between the Company and Trinity Medical Group, Ltd.

Plan of Operation
-----------------

We have minimal operations, nominal assets and no revenues from operations. We have less than one year business history. Our estimates indicate that we will not generate internal cash flows until at least the first quarter of 2001. As such, we may be required to raise additional funds prior to the end of the first quarter of 2001. As we do not have any external sources of funding, our inability to successfully implement our business strategy and to raise additional financing by the end of the first quarter of 2001 may compromise our ability to achieve our projected revenues.

Our goal is to develop our initial product, REMUNE, so that it may be sold throughout our licensed territory. We intend to support the regulatory approvals and then distribute the product first in Thailand. We later intend to engage in sub-license and supply agreements with parties in our licensed territory countries who will carry out local regulatory requirements, distribution and product support for REMUNE. In Thailand, we have sub-licensed our rights to REMUNE to Trinity Assets Company Limited, an affiliate of the Company and Trinity Medical Group, Ltd.

We, through our sub-licensee, Trinity Assets Company Limited, intend to secure regulatory approval for the sale of REMUNE in Thailand during the calendar year 2001. Our affiliated researchers have concluded a Phase II clinical study in Thailand of 297 individuals infected with HIV and continue to analyze the study group. The results of this study were presented at five major scientific conferences in 2000: at the UN/WHO AIDS conference in Geneva, Switzerland, the UCLA AIDS Conference held in Palm Springs, California, the 5 Asia-Pacific Congress of Medical Virology in Bali, Indonesia, the First International Conference of Vaccine Development and Immunotherapy in HIV, Florida, USA and the XIII International AIDS Conference in Durban, South Africa. We believe we now have the necessary technical support for full regulatory approval and through our Thai affiliate, Trinity Assets Company Limited, will be submitting an application for commercialization of REMUNE to the Thai regulatory officials.

On December 24, 1999, Mahidol University in Thailand applied for expanded testing of REMUNE with the Ministry of Public Health in Thailand. The extended project will be coordinated by Mahidol University with Dr. Vina Churdboonchart, principal investigator, in Bangkok, Thailand and will confirm the effectiveness of REMUNE and study the long term effects of REMUNE on up to 10,000 HIV infected individuals. This extended study of REMUNE is not connected to the request for full commercial approval to be presented to the Thai Food and Drug Administration.

Upon sufficient capitalization, we intend to directly purchase, or lend capital to Trinity Assets Company Limited so they may purchase, plant, equipment and secure land leases in 2001 for a handling and storage facility in Thailand. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost of the facility is $12 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. We intend to increase our employment base in the first quarter of 2001. We intend to add clinical study supervisors, engineering consultants and additional directors during the first quarter of 2001. From our present level of 3 employees, we estimate having about 10 employees by the end of the first quarter of 2001.

Liquidity and Capital Resources
-------------------------------

The Company's cash at September 30, 2000 was $113,400. We raised an additional $450,000, net of $50,000 in commissions, in October 2000 through our third private placement (a $500,000 convertible promissory note). Pursuant to a total of three private placements, we have raised approximately $1,900,000 through the sale or subscription of convertible promissory notes and common stock units. We intend to convert the convertible debt outstanding as of September 30, 2000 to common stock during the fourth quarter of 2000.

The Company requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until the first quarter of 2001. For the nine months ended September 30, 2000, we have used approximately $653,000 of cash in our operations. For the period from inception (September 28, 1998) to September 30, 2000 we have used approximately $1,206,000 of cash in our operations. This cash was provided by financing activities which included the sale or subscription of convertible notes payable and common stock units. The cash used in operations related primarily to officer salaries and director expenses and to pay our affiliates for expenses incurred related to the research and development of our product, REMUNE. We also expect to incur approximately $500,000 in expense related to the research and development of our product, REMUNE, during the fourth quarter of 2000. Our current monthly operating overhead is approximately $65,000 which amount will increase if and as we expand our operations. Currently, we rely upon our current stockholders to lend money and fund our monthly operating overhead, as we have limited working capital.

We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to fund our business.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

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

On May 12, 2000 the Company submitted a Form 10-SB to the SEC in order to become a publicly reporting company. On May 19, 2000 the SEC notified the Company that the filing was acknowledged and would not need to be reviewed; thus allowing the Company to proceed with its plans. The principal United States market in which our common stock is and has been traded is the Pink Sheet Service of the National Association of Securities Dealers. Our common stock began trading in July 2000 under the symbol TMGU. Firms making a market in Trinity common stock include Knight Trading and Salomon Grey. We intend to apply for listing of our shares of common stock on the Over the Counter Bulletin Board when the Form SB-2 registration statement we filed on October 20, 2000 becomes effective. Further, we intend to apply for listing on the NASDAQ Small Cap or National Market when we meet the necessary listing requirements.

The Company has paid no dividends on its common stock and cannot assure that it will achieve sufficient earnings to pay cash dividends on its common stock in the near future. Further, the Company intends to retain earnings to fund its operations. Therefore, the Company does not anticipate paying any cash dividends on its common stock in the near future.

In connection with the December Private Placement the Company issued 154.5 notes. The notes were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, (the "Securities Act"). The notes were sold in Units. Each Unit cost $5,000 and consisted of a $5,000, 10% per annum note of the Company due August 31, 2001 convertible into 5,000 shares of the Company's common stock, $0.001 par value, per share (the "Notes"). The aggregate offering price was $772,500 and the Company received net proceeds in the amount of $767,500. The Company believes that the exemption afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, is applicable to the above issuances as a transaction by an issuer not involving a public offering. The proceeds from this private placement were used to satisfy the Company's initial developmental business expenses.

In connection with a June 2000 private  placement the Company  initially  issued
158.5 Preferred Stock units at $4,000 per unit. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to Common Stock Units. The units were sold to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, (the "Securities Act"). Each unit consists of one thousand shares of the Company's Common Stock, par value $.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the Common Stock at a price of $4.00 per share for a period of 24 months from the date of the private placement prospectus, July 24, 2000. The Common Shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the prospectus or such earlier date as the Company may determine. The Company received net proceeds of approximately $571,000 under this private placement offering. The proceeds from this private placement will be used to meet the Company's continuing operating expense requirements, including the cost of filing the aforementioned Registration Statement.

On October 19, 2000, in connection with a Section 4(2) exempt offering, the Company issued a $500,000 convertible promissory note to an "accredited investor" as defined in Regulation D promulgated under the Securities Act of 1933, as amended. The note matures on October 19, 2001 and bears interest at 8% per annum, with interest payments due and payable semi-annually. The note is convertible at the conversion price equal to the lesser of (i) $4.00 or (ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. The note is convertible at the option of the holder for the entire term of the note. The note is convertible at the option of the Company provided that the registration statement filed on Form SB-2 on October 20, 2000 has been effective for ninety
(90) consecutive days and the Company's common stock has had a closing bid price equal to or greater than $4.00 for the five (5) consecutive trading days preceding the delivery of the conversion notice. On the date of conversion, the Company shall also issue to the holder a warrant to purchase such number of shares of the Company's common stock equal to aggregate the number of shares of common stock issued upon conversion of this note. The warrant shall have an exercise price equal to $4.00 per share and shall have a term of five years from its date of issuance. Interest accruing on the note is payable, at the option of the Company, in cash or in accordance with the aforementioned conversion terms of the note. The terms of the note also prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The Company received net proceeds of approximately $450,000 under this private placement offering. The proceeds from this private placement will be used to meet the Company's continuing operating expense requirements, including the cost of filing the aforementioned Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

            2.1 Agreement for the Exchange of Common Stock by and among August Project III Corp. (1)
            3.1 State of Florida Articles of Incorporation of August Project III dated July 1997 (1)
            3.2         State  of  Florida   Certificate  of  Amendment  of  the
                        Certificate  of   Incorporation  of  the  company  dated
                        January 2000 (1)
            3.3         By-Laws of the company (1)
            4.1         Registration Rights Agreement (1)
            4.2         Promissory Note (1)
            4.3         Registration Rights Agreement (1)
            4.4         Form of Common Stock Purchase Warrant (1)
            4.5         Subscription Agreement (1)
            4.6         Convertible Promissory Note (1)
            4.7         Common Stock Unit Acknowledgement Letter
            10.1 Sublicense and Supply Agreement between the company and Trinity Assets Company Limited dated August 4, 2000 (1)
            10.2 Supplement to Sublicense and Supply Agreement between the company and Trinity Assets Company Limited dated August 5, 2000 (1)
            10.3        Amendment  No.  1  to  the  License  and   Collaboration
                        Agreement dated September 29, 2000 (1)
            10.4        Assignment Agreement between Trinity Medical Group, Ltd.
                        and the company dated August 3, 2000 (1)
            10.5        Gary E. Wilson's Employment Agreement (1)
            10.6        Dr. James S. Namnath's Employment Contract (1)
            27.1        Financial Data Schedule

(1) Filed with the Company's Registration Statement on Form SB-2 filed on October 20, 2000.

B)       REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRINITY MEDICAL GROUP USA, INC.
                                     -------------------------------

                                     Registrant

Date:    November 14, 2000           By: /s/ Gary E. Wilson
                                        ------------------
                                        Gary E. Wilson,
                                        Executive Vice President - Finance,
                                        Chief Financial Officer