Form 10KSB
period 2000-12-31
TRINITY MEDICAL GROUP INC
filed 2001-03-30
CIK 1110557

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 2000   Commission File Number 000-30619


                         TRINITY MEDICAL GROUP USA, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

          Florida                                           68-0438943
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

         30021 Tomas Street, Suite 300, Rancho Santa Margarita, CA 92688
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  949-459-2170
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value per share


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
(X) No ( )

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000 were $0.

As of March 27, 2001 there were outstanding 11,263,038 shares of common stock, par value $0.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant (assuming officers, directors and 5% shareholders are affiliates) on March 27, 2001 based on the closing price on such date was $2,327,279.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format: Yes ( ) No ( X )

                              INDEX TO FORM 10-KSB

PART I                                                                 PAGE
                                                                       ----
ITEM 1  - BUSINESS................................................       3

ITEM 2  - PROPERTIES..............................................      16

ITEM 3  - LEGAL PROCEEDINGS.......................................      16

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.................................................      16

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS......................................      17

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION.....................................      19

ITEM 7 - FINANCIAL STATEMENTS.....................................      24

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE......................      24

PART III

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT.................      25

ITEM 10- EXECUTIVE COMPENSATION...................................      29

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...........................................      30

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........      32

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K ........................      33

SIGNATURES........................................................      35

                                     PART I

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-KSB contains forward looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "intend" and "plan." Our actual results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. Factors that could contribute to these differences include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-KSB.

ITEM 1  - BUSINESS

GENERAL

         Trinity Medical Group USA, Inc. was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. Following an Agreement for the Exchange of Common Stock between Trinity USA and August Project III Corp., a Florida corporation, on December 31, 1999, August Project issued to Trinity USA's shareholders 5,226,000 shares of its Common Stock in exchange for 100% of the outstanding shares of Trinity USA. In addition, shareholders of August Project sold 4,867,000 shares to the shareholders of Trinity USA in exchange for $175,000. Following the merger, the shareholders of the predecessor company owned a total of 10,093,000 out of a total of 10,226,000 outstanding shares of August Project. August Project was the surviving corporation after the merger. Prior to the merger, August Project had been approved for listing on the National Quotation Service Pink Sheets with the following trading symbol: AUUK. On January 5, 2000, August Project changed its name to Trinity Medical Group USA, Inc.

         The 10,093,000 shares of common stock owned by the shareholders of the predecessor company consisted of 9,600,000 shares owned by Trinity USA founding shareholders and 493,000 shares owned by service providers who performed consulting services for Trinity USA during 1999. Trinity USA recorded an expense of $229,200 related to the consulting services provided, which included identifying merger and/or acquisition candidates, due diligence procedures on August Project and services related to the creation of our first private placement memorandum. The founding shareholders have not subsequently sold any of their shares.

         Trinity USA desired to become a publicly-held company. In October of 1999, the Chief Executive Officer of Trinity USA commissioned a search for a publicly-held company that had been in existence for at least two years and had an established list of shareholders. The preferred company would have substantially no operating history, liabilities, and assets. After review of nearly a dozen target companies, August Project III Corp. was identified in early December 1999. By purchasing or merging with August Project III, Trinity USA believed that it would have greater and faster access to capital to initiate its business and execute its business plan. The acquisition price of $175,000 was agreed to based on an estimated discount of the legal and accounting costs to do an initial public offering and through comparison of similar companies offered for sale at the time. No fairness opinion for the transaction was sought. The negotiations were conducted on an "arms-length" basis in that neither party had any relations before or after the transaction. We acquired no assets or liabilities as a result of the transaction.

         August Project III Corp. was formed on July 10, 1997. Although August Project III Corp. was formed and incorporated as a Florida corporation on July 10, 1997, they had no capital transactions or operating activities of any significance between July 10, 1997 and December 31, 1999, the date of our merger with August Project III Corp.

OUR LICENSED TECHNOLOGY.

         Trinity Medical Group USA, Inc. was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, we became a Florida corporation. Trinity USA is an affiliate of Trinity Medical Group, Ltd., a Thailand company. We are a late development stage company with rights to market an HIV-

Immunogen also known as REMUNE, a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus, or HIV. REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's vaccine technology.

         REMUNE is designed to stimulate an HIV-infected individual's immune system to attack HIV, the virus that causes AIDS. We believe that results from previous clinical trials demonstrate that REMUNE significantly boosts HIV-specific immune responses and may induce a positive virologic effect in HIV-infected individuals. Furthermore, we believe REMUNE stimulates the production of specific antiviral substances that naturally protect components of the immune system from HIV infection. Leading HIV clinical researchers have begun to recognize that in order to effectively stop or slow the progression of HIV to AIDS, therapies must stimulate HIV-specific cell mediated immune responses in infected individuals in addition to reducing viral load through the use of anti-viral drugs. Trinity USA and its affiliates completed Phase II clinical trials in Thailand where REMUNE was used as a sole treatment for individuals infected with HIV.

CURRENT AND HISTORICAL INFORMATION REGARDING OUR LICENSED TECHNOLOGY AND OUR LICENSOR.

         Trinity Medical Group, Ltd. was formed in 1995 after the principals of Trinity Medical Group, Ltd. entered into a license and collaboration agreement dated September 15, 1995 with The Immune Response Corporation, NASDAQ: IMNR, to develop and market REMUNE in ten Southeast Asian countries including Malaysia, The Philippines, Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation, for a period of 15 years commencing on the date of the first commercial sale of REMUNE in each licensed country. Trinity Medical Group, Ltd. also entered into a stock purchase agreement on September 15, 1995 with The Immune Response Corporation and purchased 333,334 shares of common stock of The Immune Response Corporation at $15 per share on April 30, 1996. Under the stock purchase agreement, Trinity Medical Group, Ltd. was also obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required marketing approval from the governing health authority of Thailand for the drug therapy REMUNE. Trinity Medical Group, Ltd. was further obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture the drug therapy REMUNE. These stock purchase obligations of Trinity Medical Group, Ltd. became the obligations of Trinity USA as a result of the collaboration and supply agreement and the assignment agreement between Trinity USA and Trinity Medical Group, Ltd.

         The license and collaboration agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation, entered into in 1995, provided for possible termination of the license and collaboration agreement if the marketing approval for REMUNE in Thailand was not granted before December 31, 2000. On September 29, 2000, The Immune Response Corporation and the Company amended the license and collaboration agreement to set the earliest possible termination date to August 31, 2001. In addition, the license and collaboration agreement provides for termination by The Immune Response Corporation or Trinity USA if Trinity USA fails to purchase The Immune Response Corporation's common stock as required by the stock purchase agreement within 30 days of the event requiring purchase of the common stock. The license granted to Trinity USA for the entire territory shall revert to The Immune Response Corporation if Trinity USA delays or suspends development of REMUNE in Thailand for more than 18 months or the license will revert to The Immune Response Corporation for a specific country if at any time Trinity USA elects not to develop or commercialize REMUNE in that country.

         The license and collaboration agreement fixes the price that The Immune Response Corporation will charge Trinity USA for REMUNE for a period of three years after the date of the first commercial sale of REMUNE in Thailand, but provides for renegotiation of mutually acceptable pricing if The Immune Response Corporation's manufacturing cost materially increases during that time. Trinity USA also has three years from the date of the first commercial sale of REMUNE in Thailand to exercise its option to obtain an exclusive license to manufacture REMUNE in Thailand solely for the sale, distribution and use in Trinity USA's licensed territory.

         REMUNE is produced by The Immune Response Corporation at its facility located in King of Prussia, Pennsylvania and also in small quantities at its Carlsbad California pilot plant. The product requires a final production step of nuclear irradiation which is conducted by a third party at another location; we bear no environmental liability for that operation. When and if the manufacture is conducted by us, we must find a third party capable of carrying out this step or apply for and receive permission from the relevant governmental authority for such a facility to perform the irradiation process. If we conduct the irradiation, some environmental liability may result and sufficient safeguards must be in place to prevent such a liability. The nuclear irradiation sources may not be found or allowed in Thailand and we may have to ship the product to the United States for final processing. Currently, Trinity USA is unfamiliar with the source of each component used to make REMUNE. The King of Prussia facility requires certification by the U.S. FDA for compliance to Good Manufacturing Practice standards.

         The Immune Response Corporation had a net loss of $11,313,000 for the nine months ended September 30, 2000 and has an accumulated deficit of $197,843,000 as of September 30, 2000. The Immune Response Corporation also has working capital of $31,841,000, total assets of $49,944,000 and total liabilities of $6,059,000 as of September 30, 2000. These factors should be considered in making an investment in us, as The Immune Response Corporation is the sole supplier of REMUNE and, as discussed in the "Risk Factors" section of this Form 10-KSB, we will be adversely affected if for any reason the manufacturing facility experiences down time or The Immune Response Corporation does not fulfill its contractual obligations to provide us with REMUNE or at amounts sufficient to sustain profitable operations. Since the facility has no history of volume production, we cannot predict with absolute certainty that a consistent supply volume can be expected.

         Trinity USA, Trinity Assets Company Limited, and Trinity Medical Group, Ltd. do not possess any relevant patents or trademarks relating to REMUNE in the ten countries that we have rights to sell REMUNE, except for a non-exclusive right to use The Immune Response Corporation's trademark REMUNE(TM) solely for the purpose of marketing and selling REMUNE in our licensed territory. All patents and trademarks are owned by The Immune Response Corporation and we are not certain as to the number and status of patents relating to REMUNE in all ten countries. Trinity USA owns the rights to REMUNE in these ten countries through our license and collaboration agreement with The Immune Response Corporation, dated September 15, 1995. Trinity Assets Company Limited has an exclusive right to market, sell and distribute REMUNE in Thailand only under a sublicense and supply agreement dated August 4, 2000. As of November 10, 2000, Trinity Medical Group, Ltd. no longer has REMUNE rights anywhere.

         Trinity USA has an obligation to purchase up to an additional 666,666 shares of common stock of The Immune Response Corporation. Trinity USA must purchase 333,333 shares within 30 days of receiving approval to commercialize REMUNE in Thailand and an additional 333,333 shares within 30 days of receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. Our ownership percentage of The Immune Response Corporation's outstanding common stock after the purchase of these shares would be 2.2%, assuming the total issued and outstanding common stock of The Immune Response Corporation as of September 30, 2000. The percentage of the total assets of our holdings of The Immune Response Corporation stock will be dependent, however, on how much capital we raise in our current or subsequent offerings and the price per share of The Immune Response Corporation's common stock at the date of our stock purchases. After satisfying the first of our two remaining stock purchase commitments, our investment in The Immune Response Corporation, together with our intangible asset acquired, license technology, would equal approximately 45% of our total assets, assuming we achieve our goal of raising approximately $11 million under our SB-2 registration statement.

         The total cash requirement for the two remaining stock purchase commitments is $10 million. Trinity USA believes, however, that the purchase of The Immune Response Corporations' common stock at $15 per share, which is significantly above the $4.25 close price of their common stock on January 30, 2001, is much more than simply an investment in The Immune Response Corporation. We believe the greater value of the payments is related to the permanent fulfillment of our REMUNE license and access to REMUNE technology from The Immune Response Corporation.

         The common stock of The Immune Response Corporation held by Trinity USA after the required stock purchases would not be relied upon for income from potential appreciation or dividends. The shares of The Immune Response Corporation received in addition to our acquired license for REMUNE is viewed as an additional asset which we may or may not retain. If we elect to sell our shares of The Immune Response Corporation, we would be able to do so under rule 144 after holding the shares for one year and complying with the volume restrictions established by the SEC. Under present market conditions, where the price of The Immune Response Corporation's common stock is significantly below $15 per share, the payments to The Immune Response Corporation for the stock purchase would be accounted for primarily as an intangible asset, license technology. If we were to fulfill our stock purchase obligations at a stock price of $4.25, the payment premium to be allocated to the licensed technology asset would equal $7,166,659. Since the signing of the stock purchase agreement over 5 years ago, however, The

Immune Response Corporation's share price has closed above $15 on several occasions, and it is plausible that considerable shareholder interest in The Immune Response Corporation would result from Trinity USA's success in gaining approval for REMUNE in Thailand and the ultimate payment of the $10 million.

STATUS OF REMUNE'S DEVELOPMENT AND REGULATORY APPROVAL.

         The Immune Response Corporation is in the final stages of validating the commercial scale manufacturing aspects of REMUNE. In 2001, The Immune Response Corporation is expected to begin the process of manufacturing three commercial scale lots of REMUNE at its dedicated manufacturing facility under Good Manufacturing Practice, or GMP, standards. This process has been initiated by us so that we may complete our new drug application in Thailand. Pfizer Inc. is currently conducting a pivotal clinical trial, that if successful, could be used to support a U.S. Food and Drug Administration, or FDA, or European application for the marketing of REMUNE. The pivotal clinical trial being conducted by Pfizer, known as Study 202, and the aforementioned commercial scale manufacturing of REMUNE are mutually exclusive events. See also related discussion in the section of this Form 10-KSB entitled "Risk Factors".

         Pfizer studies currently in progress include Study 201 and Study 202. Study 201 is a multicenter, phase II double-blind adjuvant-controlled trial to assess the safety and effectiveness of REMUNE in patients receiving Highly Active Anti-retroviral Therapy, or HAART, who have a plasma HIV-1 RNA level less than 50 copies/mL, and subsequently discontinue their HAART regimen. Study 202 is a multicenter, phase III double-blind adjuvant-controlled trial to evaluate the virologic and immunologic effect of REMUNE, in combination with HAART, for the treatment of HIV infection. Pfizer expects the results from both of these studies in 2001. Pfizer and The Immune Response Corporation are also currently conducting a clinical trial in Spain. In November 2000, an independent Data
Safety Monitoring Board recommended that the trial in Spain of REMUNE plus anti-retroviral drugs in patients infected with HIV continue to its conclusion in May 2001. This decision followed review of efficacy data from the trial concerning viral load, which is the amount of HIV detected in the blood, and CD4 cell counts, which are immune cells selectively destroyed by HIV.

         The remaining step needed for submission of a new drug application to the Thai FDA for commercialization of REMUNE is a product quality assurance requirement from the governing authority of the country where REMUNE is manufactured, in this case the U.S. FDA. Specifically, the product quality assurance requirement by the Thai authorities is the issuance of a GMP certification of The Immune Response Corporation's dedicated manufacturing facility in King of Prussia, Pennsylvania. Since REMUNE has not been commercially approved in the U.S. or in any other country, our supplier, The Immune Response Corporation, has not previously sought GMP certification of its manufacturing facility producing REMUNE. However, clinical trial materials of REMUNE have been produced under GMP standards. At the request of Trinity USA, The Immune Response Corporation has engaged the services of an independent consulting firm to perform an audit and review document compliance for adherence to GMP standards in the manufacturing of clinical trial materials, and to issue an audit report as to their findings. The Thai FDA submission will include the related GMP compliance audit report, which the consulting firm is scheduled to initiate in March 2001 and complete in April 2001.

         Trinity USA believes that the submission application in Thailand will be accepted based upon the results of our clinical trials in Thailand, which illustrate safety and efficacy. We also believe that before the new drug application will be approved by the Thai FDA and we can begin selling REMUNE in Thailand, The Immune Response Corporation's dedicated manufacturing facility producing commercial scale lots must be GMP certified by the U.S. FDA. If the Thai authorities do not accept the consulting firm's report regarding compliance with GMP standards of the clinical trial material, we may have to wait until the fourth quarter of 2001 or later for GMP certification to occur, which is after the date that our license agreement with The Immune Response Corporation is scheduled to terminate if we do not have commercial approval of REMUNE in Thailand. To prevent the termination of our license agreement, an extension would have to be negotiated with The Immune Response Corporation, allowing for sufficient time necessary to obtain GMP certification of their manufacturing facility and a reasonable period of time for our commercial application to be reviewed by the Thai FDA. Based upon discussions with The Immune Response Corporation, we believe that an extension of our agreement is feasible and will not be unreasonably withheld.

         Other requirements for commercialization are import/export licenses by Thai and U.S. authorities. Similar requirements were met with no difficulties in shipment of clinical trial product and we do not expect delays or complications due to these requirements.

         The following table and related narrative summarizes our regulatory and developmental milestones needed to obtain commercialization of REMUNE in
Thailand:

--------------------------------------------------------------------------------------------------------------
COUNTRY         | AGENCY/COMPANY           | ITEM                          |  STATUS
----------------|--------------------------|-------------------------------|----------------------------------
                |                          |                               |
Thailand        |     A.  Ministry of      | 1A. Import License            |  1A.  To be submitted
                |         Public Health,   |                               |
                |         FDA              | 2A. GMP Certification         |  2A.  Item 1C to be initiated
                |                          |                               |       March  2001.  Item 1B to
                |                          |                               |       be  submitted  upon U.S.
                |                          |                               |       GMP Certification
                |                          |                               |
                |                          | 3A. New Drug Application      |  3A.  Review  of 1A and 2A and
                |                          |     Approval                  |       entire data set
----------------|--------------------------|-------------------------------|----------------------------------
United States   |     B.  U.S. FDA         | 1B. Export License            |  1B.  Requires 2B.
                |                          |                               |
                |                          | 2B. Inspection of IMNR        |  2B.  Could  occur as early as
                |                          |     factory  and  GMP         |       fourth quarter  2001
                |                          |     Certification for         |
                |                          |     REMUNE                    |
                |                          |                               |
                |     C.  The Immune       | 1C. Private GMP audit of      |  1C.  Contracted and to be
                |         Response         |     clinical trial REMUNE     |       initiated in March 2001
                |         Corporation      |     production and receipt of |
                |                          |     related Report            |
                |                          |                               |
--------------------------------------------------------------------------------------------------------------

         The major milestone that needs to be successfully completed before we may commence commercial sale of REMUNE in Thailand is clearance by the Thai FDA for a new drug application, item 3A. The import/export clearance, item 1A and 1B, usually occurs rapidly after approvals such as item 2B and is dependent upon the manufacturer supplying a valid analysis of the product. The certification of the manufacturing facility in accordance with U.S. FDA Good Manufacturing Practice standards, item 2B, could occur as early as fourth quarter of 2001. The submission of REMUNE to the Thai FDA for commercialization is scheduled to occur in April 2001, after receiving item 1C.

         The total cost to Trinity USA for obtaining the referenced items above is estimated to be less than $100,000 and has been included in our total remaining estimated research and development costs of $900,000 as discussed in the section of this Form 10-KSB entitled "Plan of Operation" under the subheading "Capital requirements, cash flow and other operating considerations". If Trinity USA is unable to obtain any of the above referenced items or is significantly delayed in obtaining them, we may be unable to sustain our business without receiving additional capital and we may be unable to retain our licensing rights to REMUNE.

         In November 2000, the Thailand government approved the use of REMUNE in a program known as M903. Up to 10,000 individuals in this program may receive treatment with REMUNE provided they have certain levels of immune system cells, or CD4+ cells, and viral loads. The multi-site, open label program has the potential to gather the most extensive body of data available on the effect of REMUNE used as the only anti-viral therapy and used in combination with other drugs. The ultimate goal of the program is to identify the most beneficial and cost-effective regimen of REMUNE as a treatment for HIV. We believe the results obtained from this program could benefit not only Thailand, but also the rest of the world where AIDS is rampant and especially for those who do not have easy access to anti-retroviral drugs. It is not a requirement of the Thai FDA that this program be initiated and successfully completed as a condition to receiving commercial approval to market REMUNE in Thailand.

         Independent of M903 is the application to the Thailand FDA for the full commercial approval of REMUNE, which is being compiled by Trinity Assets Company Limited and its consultant and is expected to be submitted in April 2001. The required scientific data confirming REMUNE's effectiveness for the full approval has already been collected in that our Phase II clinical trial of 297 subjects has been completed and it is this data, which illustrates safety and efficacy, that will be submitted with our new drug application to the Thai FDA. The basis for our belief that the required scientific data confirming REMUNE's effectiveness for the full approval has already been collected is based upon the Thai FDA new drug application requirements and the conclusions of our consulting firm in Thailand who is handling the Thai FDA submission of the new drug application.

         We will need approval from the Thailand Customs Department for importation, but do not expect any delays or significant cost since clinical samples have cleared customs in the past. It is possible that Customs may post a duty on the product, but this is unlikely since it is not a luxury item nor can it be made in Thailand at this time. If Customs were to impose a duty, it could reduce our market potential.

         Trinity USA expects to reimburse Trinity Assets Company Limited for services and consultants used to complete the application process; these charges are expected to be approximately $500,000 and are expected to be incurred in the fourth quarter of 2000 and the first quarter of 2001. Until full approval is received in Thailand and product sales begin or we gain sufficient capital from sale of our common stock, we will not have sufficient capital to expand our efforts in other licensed countries. Only after approval of REMUNE in Thailand occurs and revenue from sales are realized, would we undertake the approval process in the other countries. At this time we have not applied for use in any country other than Thailand.

EFFECT OF CURRENT AND FUTURE GOVERNMENTAL REGULATIONS.

         The market for REMUNE is profoundly affected by current and future governmental regulations. A variety of agencies may interfere with the course of our business at any time. The safety and efficacy of the product could be scrutinized by agencies and independent researchers. The greatest threat would occur if unforeseen adverse side effects appear and patients either become even more ill or die. To reduce that possibility, we will undertake significant care in product handling and storage. Our first technical department will be a Quality Assurance team that will be charged with product stewardship. In order to anticipate and comply more rapidly to government regulations, we will create a Regulatory Affairs Department, composed of either full-time or consulting professionals that would follow all of the regulatory agencies in all countries involved. To meet these regulatory and product quality assurance requirements, it is projected that a staff of three full-time employees plus consultants would require a budget of between $500,000 and $1 million per year.

         Trinity USA will incur minor costs for compliance with environmental regulations. The costs will be for record keeping and creation of material descriptions and labeling required for transportation and export of REMUNE from the United States. Most of these documents are available from our supplier and one time conversion to our format will be needed. These requirements will likely equate to the cost of one part-time clerical person and the related purchase of minimal office equipment.

COMPETITIVE BUSINESS ENVIRONMENT.

          We are not aware of another immune based therapy against HIV that is in human clinical trials. If there are any, we believe it would take five to 10 years to develop, test, and gain approvals. There are antiviral treatments for HIV which are widely used in the Western world and are known as Highly Active Anti-retroviral Therapy, or HAART. HAART products include AZT, ddi, Viracept, and Sustiva. HAART is openly available in Thailand but used by less than 1% of the infected population. The reason HAART is not widely used is due to the high cost of these drugs. The normal price for HAART treatment is between $10,000 and $20,000 per year per person. The average income of Thai's infected with HIV is around $2,000 per year. The expected price of REMUNE for Thai patients will be based upon demand and could be in the range of $150 to $500 per dose. The price of the product from the manufacturer, The Immune Response Corporation, is confidential and subject to refinement, as their costs may change. However, Trinity USA does expect to realize a minimum gross profit of $75 per dose on our sales to Trinity Assets Company Limited, as provided by our sublicense and supply agreement with Trinity Assets Company Limited.

         Patients who use HAART are often maligned with side effects, may not be able to work while treated and may have to remain hospitalized. We believe REMUNE will be competitive due to a significantly lower annual treatment price of less than $2,000 per year per person and it being a simple quarterly injection which has no adverse side effects. Phase I and Phase II clinical trials conducted in Thailand and the United States form the basis for our conclusions that there are no adverse side effects from the quarterly injections of REMUNE. A summary of the results of the Phase II clinical trial conducted in Thailand is presented in this section of the Form 10-KSB, under the subheading "Clinical trials of REMUNE and other REMUNE programs."

         The Immune Response Corporation has completed several Phase I and Phase II clinical trials of REMUNE in the United States involving over 280 HIV-infected individuals. We believe these clinical trials have suggested no significant toxicity or serious side effects associated with the product, as well as suggested the ability of REMUNE to enhance an immune system response against HIV. In an open-label Phase I clinical trial, which began in 1987, 25 HIV-positive individuals were treated with REMUNE. The data suggests that REMUNE stimulates an immune response in some HIV-infected individuals and we believe that there is a correlation between such immune response and stabilization of an individual's health.

         Two Phase II clinical trials of REMUNE were conducted by The Immune Response Corporation to assess the ability of this therapy to stimulate immune system responses against HIV, to evaluate the effect of REMUNE on early markers of progression in asymptomatic HIV-infected individuals and to monitor safety. We believe the results of these clinical trials suggest that REMUNE is safe and well tolerated and may have a favorable impact on multiple markers of HIV disease progression including viral burden, CD4 cell count, HIV-specific cell-mediated immunity, antibody production and weight gain.

         Programs of the Thai government and private charities make HAART available to a small number of the approximately 1 million infected in Thailand. For example, Glaxo sells AZT at a 90% discount in Thailand so that treatment is available for about $1 a day. However, AZT can be used alone for only a few months, due to viral mutation, and the only practical use is for pregnant mothers so that their newborns are not infected. Other HAART drugs are expensive to produce and demand in western countries at list prices already exceeds supply. In the future if the price of HAART does comes down to the level of REMUNE, we believe they would be used when needed in conjunction with REMUNE and not as a competitive treatment.

         Other possible competitors include VaxGen Company, who is testing AidsVax in Thailand as a preventative vaccine. If VaxGen is successful with AidsVax, the number of infected individuals may decrease and lower our market potential. VaxGen believes they are three to 5 years from first use of AidsVax if current studies prove successful. Over the next three years, the number of HIV infected will likely continue to grow and be above 2 million. Alternative treatments such as holistic and traditional herbal products are widely used for currently infected people in Southeast Asia because nothing else is available at affordable amounts to most of the infected population in this region of the world. Our business plan does not require that we reach a majority of those infected with HIV in order to be successful. Over the next three years, we believe we will have enough product to treat only 10% of the total infected in Thailand. Thus, we do feel competitive pressure, even if present, will not significantly alter our business plan.

CONTRACTS AND AGREEMENTS WITH AFFILIATED COMPANIES.

         Trinity USA entered into a collaboration and supply agreement with Trinity Medical Group, Ltd., dated December 1, 1999. Under the terms of the collaboration and supply agreement, Trinity USA will pay Trinity Medical Group, Ltd. for research personnel at contractual rates, travel, laboratory, facility and publication costs associated with clinical trials of REMUNE until full regulatory approval in Thailand is granted. The research personnel are to be paid at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The remainder of the aforementioned costs that Trinity USA is obligated to pay under the sublicense and supply agreement are to be paid at actual cost.

         Since inception through December 31, 2000, Trinity Medical Group, Ltd. has billed Trinity USA approximately $983,000 for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2000, Trinity USA has paid Trinity Medical Group, Ltd. approximately
$669,000 for amounts previously billed. Trinity USA has paid, and will pay, Trinity Medical Group, Ltd. for the costs incurred as required by the collaboration and supply agreement.

         The collaboration and supply agreement also provided that Trinity USA make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of shares of common stock not to exceed 1 million shares. The requirement for Trinity USA not to exceed 1 million shares in its attempt to capitalize itself was subsequently waived. Trinity USA agreed to prepare and complete all necessary documentation required for registration of Trinity USA with the Securities and Exchange Commission as a reporting company, which it has done by filing a Form 10-SB on May 12, 2000. In exchange for Trinity USA being capitalized and a reporting company, Trinity Medical Group, Ltd. agreed to transfer its license and collaboration agreement and stock purchase agreement between it and The Immune Response Corporation, dated September 15, 1995, to Trinity USA no later than the first sale of the product after full regulatory approval in Thailand has been granted.

         Trinity USA and Trinity Medical Group, Ltd. entered into an assignment agreement on August 3, 2000, whereby all of Trinity Medical Group Ltd.'s rights, title, and interests in the license and collaboration agreement and stock purchase agreement were assigned to Trinity USA. There was no accounting recognition by Trinity USA as a result of the transfer of the license and collaboration agreement and the related stock purchase agreement.

         Trinity USA intends to capitalize future payments required under the stock purchase agreement to an intangible asset, license technology, and to marketable securities, as appropriate. The Immune Response Corporation consented to the assignment of the rights, title, and interests in the license and collaboration agreement and stock purchase agreement by Trinity Medical Group Ltd. to Trinity USA on August 3, 2000. On November 10, 2000, Trinity USA and Trinity Medical Group, Ltd. terminated the collaboration and supply agreement, dated December 1, 1999. As discussed below, Trinity Assets Company Limited will prospectively perform the research and development of REMUNE and will invoice Trinity USA in accordance with agreed upon terms.

         On August 4, 2000, we assigned through a sublicense and supply agreement the sales, distribution, manufacturing and marketing rights to REMUNE in Thailand to Trinity Assets Company Limited, an affiliate of Trinity USA and Trinity Medical Group, Ltd. The manufacturing rights assigned to Trinity Assets Company Limited are non-exclusive. Trinity Assets Company Limited is related through common ownership. The sublicense and supply agreement provides that Trinity USA will realize a minimum gross profit of $75 per dose from the sale of REMUNE to Trinity Assets Company Limited in Thailand and that profits, as defined, from the sale of REMUNE in licensed territories other than Thailand will be shared equally. It is the intent of the parties that if and when Trinity Assets Company Limited begins to manufacture REMUNE, Trinity USA will continue to realize revenues either from the purchase and resale of REMUNE to Trinity Assets Company Limited or as royalties from Trinity Assets Company Limited on its sales of REMUNE to others.

         Because we expected it to be at least three years before Trinity Assets Company Limited will be able to manufacture REMUNE in Thailand and before Trinity USA obtains the necessary government approvals to begin selling REMUNE in licensed countries other than Thailand, specific terms of the resale gross profit or royalties have not been negotiated by the parties at this time. It is expected that subsequent negotiation of these terms, likely to occur during the next year, will be conducted by Dr. James Namnath, Chief Executive Officer, and Gary E. Wilson, Executive Vice President - Finance representing Trinity USA and Inthanom John Churdboonchart and Orranart Victoria Churdboonchart representing Trinity Assets Company Limited. Because both entities are owned by members of the Churdboonchart family, however, the future negotiation of profit or royalty arrangements may involve conflicts of interest which could result in limited royalties or profits to Trinity USA. We have selected the above Trinity USA employees based upon their qualifications to represent Trinity USA in these instances and to reduce potential conflicts of interest that might arise between the parties as a result of the affiliated and family relationships.
Additionally, upon successful regulatory approvals of REMUNE, we intend to modify the current Board of Directors so that no member is also a board member of Trinity Assets Company Limited, nor will any concurrent employee be involved in negotiations between the two entities. Mr. Namnath and Mr. Wilson have no financial interest in Trinity Assets Company Limited nor have they held or intend to hold any position with Trinity Assets Company Limited.

         Trinity USA has also agreed to provide support to Trinity Assets Company Limited, in the form and substance satisfactory to both parties, for the warehousing, transportation, and production of any related capital assets, plant and equipment, etc. which are necessary for the marketing, promoting and selling of REMUNE in Thailand. This support may be in the form of providing interest bearing loans to Trinity Assets Company Limited or capital, in exchange for equity ownership of Trinity Assets Company Limited; no specific terms of the support have been negotiated by the parties at this time. Under the terms of the sublicense and supply agreement, Trinity USA will pay Trinity Assets Company Limited for research personnel, travel, laboratory, facility and publication costs associated with clinical trials of REMUNE until full regulatory approval in Thailand is granted. The research personnel are to be paid at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The remainder of the aforementioned costs that Trinity USA is obligated to pay under the sublicense and supply agreement are to be paid at actual cost.

         Prior to full regulatory approval, Trinity USA is responsible for funding the clinical studies and requirements of the regulatory approval process for REMUNE in Thailand, which Trinity Assets Company Limited directs and executes in Thailand. As necessary during this time frame, Trinity Assets Company Limited is the entity that primarily interacts with The Immune Response Corporation to gather the paperwork requirements of the regulatory approval process and to exchange relevant scientific data. After REMUNE commercial approval occurs in Thailand, Trinity USA will interact with The Immune Response Corporation to establish demand forecasts for REMUNE purchasing, issue purchase orders for REMUNE, arrange for shipment of product, process payments for REMUNE, negotiate future changes to product pricing as may be necessary, and to negotiate terms of REMUNE manufacturing technology transfer. After commercial approval for REMUNE occurs in Thailand, Trinity USA will interact with Trinity Assets Company Limited to develop sales forecasts for REMUNE, process and track shipment of product, obtain payments for REMUNE, and jointly design and construct REMUNE handling and packaging facilities.

         Trinity Assets Company Limited was reorganized to specifically manage REMUNE development, perform the local regulatory requirements and future marketing, sales and distribution efforts in Thailand. Trinity USA management believes it can simplify its organizational structure and deliver higher profitability by delegating these business and operational requirements to organizations that exist and have familiarity in that particular economic region, rather than attempting to manage the daily affairs and operations which are 14 time zones removed. Our use of Trinity Assets Company Limited as our current distributor in Thailand was also done to address the Thai Alien Business Operation Act which requires entities who manufacture or distribute pharmaceuticals in Thailand to be majority Thai owned. Although Trinity USA is currently majority Thai owned, and will be immediately following the offering of shares under our SB-2 registration statement, it is possible that we would access the United States capital markets by selling or issuing additional shares in the future which may result in us no longer being majority Thai owned.

         Trinity USA is located within 50 miles of The Immune Response Corporation, the licensor and supplier of REMUNE. We believe that this will facilitate the efficiency and effectiveness of our operations and assist in forming a strong partnering relationship with our supplier. The direct purchases of REMUNE by us are also simplified in that there will be no currency translation and expected financing for these purchases will occur within U.S. financial institutions. The sublicense and supply agreement between Trinity USA and Trinity Assets Company Limited directs the majority of profits from REMUNE sales to Trinity USA, based upon our current expected cost of the product and the anticipated resale price of REMUNE by Trinity Assets Company Limited in Thailand. Trinity Assets Company plans to derive most of its revenue from ancillary services and products necessary for the treatment of infected patients in its licensed country of Thailand.

CLINICAL TRIALS OF REMUNE AND OTHER REMUNE PROGRAMS.

         In 1999, Dr. Vina Churdboonchart, principal investigator at Mahidol University, with the collaboration of researchers from five leading Thai universities, completed a Phase II double blind placebo controlled clinical trial of REMUNE in Thailand, the results of which were submitted to the Thailand National Committee on AIDS for review in March, 2000. In the clinical trial above, REMUNE was found to increase mean CD4+ cell counts, with increases in both cellular and humoral immune responses and stable viral load. A follow up study through eighty-eight (88) weeks showed a significant decrease of viral load in 30% of the subjects. The results of the trial also indicated that the subjects reported no adverse side effects from taking REMUNE.

         On December 24, 1999, Mahidol University in Thailand applied for expanded testing of REMUNE with the Ministry of Public Health in Thailand. The extended program will be coordinated by Thai Universities and will confirm the effectiveness of REMUNE and study the long term effects of REMUNE on up to 10,000 HIV infected individuals. This extended program of REMUNE is not connected to the request for full commercial approval to be presented to the Thai Food and Drug Administration. The M903 program was approved for the purpose of clearly identifying the regimen of treatment for infected individuals. The HIV infected population has varying degrees of virus present and state of their immune system. The patients' chances of successful treatment appear to depend upon the number of REMUNE doses and could be assisted further with other supportive treatments, including brief treatment with HAART. The open ended program has the potential to gather the most extensive body of data available on the effect of REMUNE used as the only anti-viral therapy and used in combination with other drugs. The ultimate goal of the program is to identify the most beneficial and cost-effective regimen of REMUNE as a treatment for HIV. M903 would be used by us as a means to accelerate successful treatment when full commercialization occurs.

         The results of the Phase II controlled trial were presented at the XIII International AIDS Conference in Durban, South Africa by Dr. Vina Churdboonchart, as the principal investigator at Mahidol University with the collaboration of researchers from five leading Thai universities. The results of the Phase II clinical trials in Thailand and other clinical trials using REMUNE as a treatment for slowing HIV-related disease progression are encouraging. The global burden of disease and death related to HIV is increasing at a rate unmatched by any other pathogen. At present, the most effective treatment for slowing HIV-related disease progression, anti-retroviral medication requiring a daily multi-pill regime, is complicated to administer, requires close medical monitoring, is extremely costly, and can cause significant adverse effects. The study conditions of the clinical trials in Thailand allowed REMUNE to be assessed as a "mono-therapy", that is, without any other anti-viral drugs. REMUNE requires a minimum of a once a quarter injection. As a result, REMUNE is both more economical and practical for populations similar to those in Thailand. As released by the Ministry of Public Health of Thailand, the official number of HIV infected people in Thailand is 1 million people. The estimate for Southeast Asia is approximately 9 million HIV-1 infected people. REMUNE is potentially a very cost effective therapy for the treatment of HIV among Thailand's poorest people.


RISK FACTORS

         In evaluating an investment in Trinity USA and its business, potential investors should carefully consider the following risk factors as well as other information set forth elsewhere in this Form 10-KSB which pertain to Trinity USA.

                       RISKS RELATING TO DISEASE TREATMENT

IF OUR SUPPLIER IS UNABLE TO PROVIDE REMUNE, WE WILL LOSE OUR SOLE SOURCE OF PRODUCT AND REVENUE.

         Trinity USA will lose its only source of revenue if for any reason The Immune Response Corporation, the exclusive supplier and manufacturer of REMUNE, cannot manufacture REMUNE at all or at the capacity required for us to sustain profitable operations.

         The Immune Response Corporation's manufacturing facility has no history of volume production. Trinity USA cannot predict with absolute certainty that a consistent supply volume can be expected. Further, The Immune Response Corporation relies on a third party for the final step of the manufacturing process. If the existing manufacturing operations prove inadequate, there can be no assurance that any arrangement with another third party can be established on a timely basis, or that we or The Immune Response Corporation can establish other manufacturing capacity on a timely basis.

         The U.S. Food and Drug Administration may impose severe restrictions on the manufacture of REMUNE in the U.S., making The Immune Response Corporation incapable of supplying the product to Trinity USA for distribution in Thailand. Further, The Immune Response Corporation could not easily replace its manufacturing capacity if it were unable to use its manufacturing facilities due to fire, natural disaster, equipment failure or other difficulty, or if the facility is not deemed to be in compliance with the U.S. FDA's Good Manufacturing Practice standards.

IF THE IMMUNE RESPONSE CORPORATION IS UNABLE TO CONTINUE AS A GOING CONCERN, WE WILL LOSE THE SOLE SUPPLIER OF REMUNE, OUR ONLY PRODUCT.

         The Immune Response Corporation had a net loss of $11,313,000 for the nine months ended September 30, 2000 and has an accumulated deficit of $197,843,000 as of September 30, 2000. The Immune Response Corporation also has working capital of $31,841,000, total assets of $49,944,000 and total liabilities of $6,059,000 as of September 30, 2000.

         Because The Immune Response Corporation is the sole supplier of REMUNE, their inability to continue to raise capital or ultimately generate internal cash flow could adversely affect our business, as REMUNE is currently our only product.

IF THE THAI MINISTRY OF PUBLIC HEALTH OR FOOD AND DRUG ADMINISTRATION DOES NOT APPROVE REMUNE, WE WILL BE UNABLE TO GENERATE ANY REVENUES IN THAILAND.

         Approval of REMUNE by the Thai Food and Drug Administration or Ministry of Public Health is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai Food and Drug Administration does not approve REMUNE, REMUNE cannot be marketed, sold or manufactured in Thailand. Without Thai Food and Drug Administration approval, we will be unable to generate any revenue in Thailand.

         Neither Trinity USA, nor its affiliate, Trinity Assets Company Limited, has submitted an application for approval from the Thai Food and Drug Administration to market, distribute and manufacture REMUNE.

IF WE DO NOT RECEIVE REQUIRED MARKETING APPROVAL FROM THE GOVERNING HEALTH AUTHORITY OF THAILAND, WE CANNOT SELL OR DISTRIBUTE REMUNE IN ANY OTHER COUNTRY IN OUR LICENSED TERRITORY AND WILL BE UNABLE TO GENERATE REVENUES IN THOSE LOCATIONS.

         We have agreed that we cannot sell or distribute REMUNE to any country in the licensed territory unless we have previously received the required marketing approval for REMUNE from the governing health authority of Thailand and we have diligently commenced marketing REMUNE in Thailand. If we do not obtain the required marketing approval, we will be unable to generate any revenues in our licensed territory.

         The license and collaboration agreement, as amended, between Trinity USA and The Immune Response Corporation provides for possible termination of the license and collaboration agreement if the marketing approval for REMUNE in Thailand is not granted before August 31, 2001.

IF REMUNE BECOMES OBSOLETE BECAUSE OF THE HIV VIRUS' ABILITY TO MUTATE, WE MAY LOSE OUR MARKET FOR REMUNE.

         Our success depends on the ability of the product to benefit users. Because of the ability of this virus to mutate, and thereby defeat many forms of treatment, it is not unreasonable that the product may become obsolete.

IF REMUNE NO LONGER BENEFITS PATIENTS THAT USE IT, WE MAY HAVE TO WITHDRAW REMUNE FROM THE MARKET.

         Our success will depend, in large part, upon the product continuing to show wide safety margins and a low incidence of adverse side effects. Unacceptable toxicities or side effects may occur at any time in the course of clinical trials or, if any products are successfully developed and approved for marketing, during commercial use of our products. The appearance of any unacceptable toxicities or side effects could interrupt, limit, delay or abort the development of any of our products or, if previously approved, necessitate their withdrawal from the market.

IF THE IMMUNE RESPONSE CORPORATION, REMUNE'S DEVELOPER, DOES NOT COMPLETE ITS CLINICAL TRIALS OF REMUNE, WE MAY NOT BE ABLE TO MARKET THE DEVELOPMENT OF REMUNE.

         The Immune Response Corporation and its primary marketing partner, Pfizer Inc., must still complete clinical trials of REMUNE. The results must gain regulatory approvals in the United States or other countries where these companies may sell REMUNE. There can be no assurance that the clinical trials and any subsequent commercialization of REMUNE by The Immune Response Corporation and/or Pfizer Inc. will be successfully completed. The discontinuation of a Phase 3 trial of REMUNE due to lack of statistical difference between test and control groups, conducted in the United States, had a material adverse effect on The Immune Response Corporation.

IF THE IMMUNE RESPONSE CORPORATION TERMINATES ITS COLLABORATION WITH AGOURON, THE IMMUNE RESPONSE CORPORATION MAY HAVE TO ABANDON THE DEVELOPMENT OF REMUNE.

     If The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, does not successfully complete the current pivotal trial of REMUNE, The Immune Response Corporation may have to abandon REMUNE or seek additional funding.

IF THE IMMUNE RESPONSE CORPORATION COMPLETES ITS CLINICAL TRIALS OF REMUNE AND BEGINS TO MARKET REMUNE IN ITS TERRITORIES, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT QUANTITIES OF REMUNE TO SUSTAIN PROFITABLE OPERATIONS.

         The Immune Response Corporation and its primary marketing partner, Pfizer Inc., must still complete clinical trials of REMUNE. If The Immune Response Corporation and Pfizer Inc. complete their clinical trials of REMUNE, and begin to market REMUNE in their territories, we may not be able to obtain sufficient quantities of REMUNE to sustain profitable operations or to meet our long-term business goals. In addition, worldwide demand for REMUNE may exceed supply and if the price of REMUNE increases, we may not be able to obtain quantities of REMUNE at an affordable price which could make it impossible to successfully execute our business plan.

IF TECHNOLOGICAL CHANGE AND COMPETITION RENDER OUR POTENTIAL PRODUCTS OBSOLETE, WE MAY HAVE TO CEASE OPERATIONS.

         Trinity USA anticipates that REMUNE will face intense and increased competition in the future. There can be no assurance that existing products or new products for the treatment of HIV developed by competitors will not be more effective or more effectively marketed and sold than REMUNE. The biotechnology industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any which are being developed by our supplier, The Immune Response Corporation.

IF THE MANUFACTURE OF REMUNE IS CONDUCTED BY TRINITY USA IN THAILAND, WE MAY BE EXPOSED TO ENVIRONMENTAL liability.

         Because REMUNE requires irradiation as a final processing step, we may be exposed to environmental liability when and if Trinity USA begins manufacture of REMUNE in Thailand. Further, nuclear irradiation sources may not be found in Thailand and may not be allowed by the Thai government authorities.


                RISKS RELATING TO OUR HISTORY AND FINANCING NEEDS

IF WE ARE UNABLE TO PAY OUR CURRENT AND FUTURE OBLIGATIONS TO TRINITY ASSETS COMPANY LIMITED, OUR CURRENT DISTRIBUTION STRATEGY COULD BE COMPROMISED.

         Since Trinity USA has assigned a significant portion of its revenue rights to Trinity Assets Company Limited, an affiliate, Trinity Assets Company Limited may exercise a disproportionate amount of control over future revenues or profits from the sale of REMUNE in Thailand. Because both entities are owned by members of the Churdboonchart family, the future negotiation of profit or royalty arrangements may involve conflicts of interest which could result in limited royalties or profits to Trinity USA.

         If we are unable to raise sufficient capital or generate profitable operations to pay our current and future obligations to Trinity Assets Company Limited, our current distribution strategy in Thailand and the other nine licensed countries will be compromised, as our operations are co-dependent.

UNANTICIPATED CHANGES IN THAI REGULATIONS MAY LIMIT OUR ABILITY TO MANUFACTURE, SELL OR DISTRIBUTE REMUNE IN THAILAND WHICH WOULD LIMIT OR PREVENT US FROM GENERATING REVENUES.

         We may be subject to direct regulation by several governmental agencies in Thailand in addition to regulations applicable to the development and marketing of pharmaceutical products. The application of new laws and regulations as well as political and economic events beyond our control may limit our ability to manufacture, sell and distribute the product in Thailand. Present Thai law requires domestic pharmaceutical manufacturing and that some aspects of sales and distribution be conducted by a majority owned Thai company.

OUR FUTURE SUCCESS IS UNPREDICTABLE DUE TO OUR LIMITED OPERATING HISTORY, OUR HISTORY OF OPERATING LOSSES AND THE UNCERTAINTY OF ACHIEVING PROFITABILITY.

         Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since our inception in 1998. We currently have no revenues and we are still in the developmental stage of our business. As of December 31, 2000, we had an accumulated deficit of approximately $3,073,000. We expect to continue to incur losses for at least the next 3 quarters, and expect that these losses could increase as we continue to expand our sales, research, and marketing force, and our distribution facilities in an effort to commercialize REMUNE. We expect to incur additional losses until such time, if ever, that our revenues from the sale of REMUNE cover our expenses. Achieving and maintaining long-term profitability depends on successfully commercializing REMUNE. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize REMUNE. If the time required to generate revenues and achieve profitability is longer than anticipated, or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE NEXT 12 MONTHS, WE MAY BE FORCED TO CEASE OPERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to fund our business and execute our long-term business strategy. We currently anticipate that the net proceeds from the sale of our shares of common stock covered by our SB-2 registration statement, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing.

         The license and collaboration agreement between Trinity USA and The Immune Response Corporation provides for termination by The Immune Response Corporation or Trinity USA if Trinity USA fails to purchase The Immune Response Corporation's common stock, as required by the stock purchase agreement between the parties, within 30 days of the event requiring purchase of the common stock. During the next 12 months, Trinity USA expects to pay at least one of the two remaining $5 million payments to The Immune Response Corporation. The two remaining payments must be paid upon 1) the approval of REMUNE in Thailand for commercial sale and 2) receipt of the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. If we are unsuccessful in raising the necessary capital to fund the first milestone payment, we may lose our licensing rights for REMUNE.

WE WILL NOT GENERATE ANY INTERNAL CASH FLOW UNTIL AT LEAST THE FOURTH QUARTER OF 2001.

         We do not currently have any revenues and our estimates indicate that we will not generate internal cash flows from the sale of REMUNE, if commercially approved in Thailand, until at least the fourth quarter of 2001. As we do not currently have any external sources of funding, our inability to successfully implement the offering of shares under our SB-2 registration statement and further our business strategy may compromise our ability to achieve our projected revenues. Furthermore, if we are required to raise additional funding, there is no assurance that we would be successful, the failure of which would make it difficult to successfully implement our long-term business strategy.

WE LACK DISINTERESTED, INDEPENDENT DIRECTORS.

         Our directors have a direct financial interest in Trinity USA. While our management believes that the current directors will be able to exercise their fiduciary duties as directors, there may exist inherent conflicts of interest in the execution of their duties.

ITEM 2  - PROPERTIES

         We own no real property. We lease executive and administrative offices at 30021 Tomas, Suite 300, Rancho Santa Margarita, CA 92688. We will lease those facilities from American Office Centers, L.L.C. for a period of one year. The size of this property is approximately 500 square feet and consists of two adjoining executive offices. This facility will serve as Trinity USA's accounting and administrative offices. The monthly rent expense for this facility is approximately $2,100. We believe that this space will be sufficient for our business purpose for the next twelve months because our research and development and distribution activities will be primarily performed by our affiliate, Trinity Assets Company Limited, during that time. In the opinion of management, all of our properties and equipment are adequately covered by insurance.

         Upon sufficient capitalization, we intend to directly purchase or lease plant, equipment and secure land leases in 2001 for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. We also estimate that the cost of securing an associated land lease in Thailand is $3 million. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000. No specific property for the handling and storage facility has yet been identified.

ITEM 3  - LEGAL PROCEEDINGS

         There are no legal actions pending against us nor are any legal actions contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         The principal United States market in which our common stock is and has been traded is the Pink Sheet Service. Our common stock began trading in July 2000 under the symbol TMGU. Firms making a market in Trinity USA common stock include Knight Trading and Salomon Grey. We intend to apply for listing of our shares of common stock on the Over the Counter Bulletin Board after our SB-2 registration statement becomes effective. Further, we intend to apply for listing on the NASDAQ Small Cap or National Market if and when we meet the necessary listing requirements.

         The range of high and low bid information for our common stock for each quarter from July 12, 2000, the date we became a reporting company and began trading through the Pink Sheet Service, through December 31, 2000 is as follows:



                                                          High             Low
                                                          ----             ---

         The third quarter ended September 30, 2000      $8.00            $3.00

         The fourth quarter ended December 31, 2000      $5.00            $1.06

         The source of the above information is www.smallcapcenter.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

         On December 31, 2000, there were approximately 75 holders of record of our common stock. This number does not include any adjustment for stockholders owning Trinity USA common stock in street name. The stock transfer records of the corporation indicate that, as of December 31, 2000, there were 11,263,038 common shares outstanding. We have never paid dividends, and we do not anticipate paying any dividends in the near future; instead, we intend to retain earnings, if any, to provide funds for general corporate purposes and the expansion of business. As well as being regulated at the federal level by the Securities Exchange Act of 1934, the sale and resale of our common stock is regulated at the state level through the Blue Sky laws.

         Our common stock is listed on Pink Sheet Service under the trading symbol TMGU, but the common stock still might not be salable by the resident of a state in which we have not met the applicable Blue Sky requirements. Various methods are available to brokers who want to fill buy or sell orders for a resident of such a state, but the willingness to do this depends heavily on the particular state or states involved and on the aggregate value of the transaction. It also depends on the brokers involved. The compliance departments of some brokerage firms routinely disallow trading in certain stocks -
especially "penny stocks" and others with inadequate levels of public disclosure, low or suspiciously volatile prices, or smaller market makers with whom the brokerage firms may be unfamiliar. There are federal regulations that can also influence a broker's willingness or ability to be involved in sales of certain low-priced stocks like Trinity USA's. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in these "penny stocks". Generally speaking, "penny stocks" are equity securities with a price of less than $5 per share, other than securities listed on certain national exchanges, or quoted on the National Association of Securities Dealers Automated Quotation system, provided that current price and volume information with respect to transactions in penny stocks is provided by such exchange or system. If our common stock meets the definition of a "penny stock", before executing a transaction not otherwise exempt, a broker-dealer must do the following:

         o Deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.

         o Provide the customer with bid and offer quotations for our common stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.

         o Make a special, written determination that our common stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock if it is or becomes subject to the penny stock rules. If our common stock is or becomes subject to the penny stock rules, shareholders may find it more difficult to sell the stock in their units because of the regulatory and paperwork burden a broker has to deal with. Considering that it is unlikely that a broker will make much money off penny stock transactions, a shareholder might find it hard to get a broker to execute trades of our common stock.

         The amount of common equity that is subject to outstanding options or warrants to purchase, or securities convertible into common equity of Trinity USA as of December 31, 2000 is as follows:

         Stock options                                          60,000

         Common stock purchase warrants                         399,350*

         Convertible promissory note                            225,000*

* Amounts include an estimate for the common stock purchase warrant (225,000 warrant shares) and common stock issuable upon conversion of the note (225,000 common shares) that is based upon a discounted, average historical share price prior to and subsequent to the note agreement date of October 19, 2000.

         The amount of common equity that could be sold pursuant to Rule 144 under the Securities Act or that Trinity USA has agreed to register under the Securities Act for sale by security holders is 1,719,538 shares of common stock. This amount excludes the estimated 399,350 estimated warrant shares and the 60,000 stock options. The total number of common shares outstanding as of
December 31, 2000 for which Rule 144 would not be available is 10,093,000 shares. Rule 144 is not available based upon the Securities and Exchange Commission's position regarding business combinations with blank check companies, such as Trinity USA's merger with August Project III Corp. on December 31, 1999. The 10,093,000 shares of common stock can only be resold through a registered offering, of which 457,500 of these shares are included in our SB-2 registration statement.

         The amount of common equity that is being or has been proposed to be publicly offered by Trinity USA through our SB-2 registration statement is 2,000,000 shares of common stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                PLAN OF OPERATION

GENERAL OVERVIEW.

         We have minimal operations, nominal assets and no revenues from operations. We have only approximately one year of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until at least the fourth quarter of 2001. As we do not currently have any external sources of funding, our inability to successfully implement the offering of shares under our SB-2 registration statement and further our business strategy may compromise our ability to achieve our projected revenues.

         Our goal is to develop our initial product, REMUNE, so that it may be sold throughout our licensed territory. We intend to support the regulatory approvals and then distribute the product first in Thailand. We later intend to engage in sub-license and supply agreements with parties in our licensed territory countries who will carry out local regulatory requirements related to new drug applications, distribution and product support for REMUNE. In Thailand, we have sub-licensed our rights to REMUNE to Trinity Assets Company Limited.


DISTRIBUTION AND REVENUE GOALS.

         The Trinity USA business plan includes the establishment of revenue over the first three years primarily from sale of REMUNE. Other possible sources of revenue or income in the first three years include license fees for the development of REMUNE in one of the other countries in Trinity USA's territory and research grants from public and private sources. Trinity USA would focus its workforce on developing expertise in REMUNE, international trade logistics and tax management, foreign currency and cash management, effective product demand forecasting, and ensuring product integrity. In the first year that we receive commercial approval for REMUNE, we would establish an engineering team to oversee the development of a handling, storage, and manufacturing plant in Thailand. After establishing reliable and steady revenue from REMUNE in Thailand, Trinity USA plans to create its own research and development capability in the United States and elsewhere to develop new and improved products. Trinity USA plans to acquire related technology as discovered by an internal business unit dedicated to that goal or through strategic acquisitions. For the first three to five years, Trinity USA plans to derive almost all of its revenue from sale of REMUNE to distributors in our licensed countries.

         Trinity USA does not plan to sell REMUNE directly to patients, doctors, clinics, or hospitals. Trinity USA would fund further studies of REMUNE to expand its market potential with formula improvements and more use patterns; for example, we believe REMUNE should be studied as a preventative vaccine for HIV. In the five to fifteen year time frame, Trinity USA hopes to have developed or acquired products for markets around the world.

         We plan to demonstrate shareholder value by maintaining a significant gross profit margin while minimizing our selling, general and administrative expenses. Without a large burden for past research and development, the outsourcing of our sales function to distributors in our licensed territories, and a business plan mindful of expense management and operating cash flow, we believe it is possible to have selling general and administrative costs of less than $3 million per year in the first three years while gross profit potential could rise to $35 million or higher. We base our third year gross profit projection on a minimum gross profit of $75 per dose of REMUNE sold, as provided by our existing agreement with Trinity Assets Company Limited, and a sales volume of 500,000 REMUNE injections sold; that number of injections represents about 125,000 patients - the estimated total number of people infected with HIV in Thailand alone is between 1 and 2 million.

         We believe distribution of REMUNE would be to only Thailand for approximately three years, or until approval is received in each governing body of our nine other licensed countries. Trinity USA plans to distribute the REMUNE to Trinity Assets Company Limited which would sell direct to patients and to other drug distributors. Trinity USA will forecast demand and receive orders for REMUNE and arrange for the shipment of product by air from the manufacturer in the United States.

         Initially, the product would be made by The Immune Response Corporation in its King of Prussia plant. The product may be shipped in bulk and is very compact; one liter of product can produce 1,000 doses. If we are able to sell 50,000 doses per month, the shipping volume would be 50 liters, or about 13 gallons. When product arrives in Thailand, it will be kept at a Trinity USA or Trinity Assets Company Limited owned or leased facility with high security, controlled climate warehouse, and independent power supply. The cost of shipping, including special refrigeration and security, would be minimal and product would be in transit less than 24 hours. The sale of REMUNE to other countries will occur after a willing party(s) is found that will pay for licensing rights and guide the local regulatory approvals needed for commercialization. Other countries would be supplied out of the Thailand warehouse. Packaging and labeling will eventually occur in Thailand. Trinity Assets Company Limited is responsible for local distribution and has to our knowledge, obtained agreement from all five of the study centers used in clinical trials to remain as access points for the product. More treatment centers will be added as needed.

         The manufacture of REMUNE will initially be performed by The Immune Response Corporation for at least the first three years after regulatory approval in Thailand is obtained. We have the rights to acquire the technology to manufacture REMUNE from The Immune Response Corporation. Subject to successful negotiation for the technology transfer and payment of $5 million to The Immune Response Corporation, it will take no less than two years to construct our own plant and begin production of REMUNE. A production pipeline requires 6 to 12 months from start of production to the first complete product doses being available for sale. Because the process also requires a nuclear irradiation process, we must find a third party capable of carrying out this step, or we would need to apply for and receive permission from the relevant governmental authority for such a facility to perform the irradiation process.

         In addition, Trinity USA plans to distribute REMUNE throughout our licensed countries in Southeast Asia using normal channels of distribution for pharmaceuticals, probably with distributors that have experience with syringe delivery products. There are a number of pharmaceutical distributors in each of these countries and it is normal for drug manufacturers to rely upon them instead of trying to do direct sales. In Thailand there will be a multiple distribution system - through Trinity Assets Company Limited, existing pharmaceutical distributors, and possibly through the Thailand government. As discussed above, Trinity Assets Company Limited has established a delivery network of clinics and hospitals that were involved in previous and current clinical trials and can administer REMUNE presently. The Trinity Assets Company Limited distribution network today has five government and University hospitals and will add more as a result of the M903 program. Trinity Assets Company Limited expects to have at least 10 treatment centers identified in the next six months. Each center is expected to handle a minimum of 100 patients per day, which would total 365,000 injections per year. By the third year of operations, the Thailand distributors are projected to be able to administer one million injections per year. We believe one million injections per year is the maximum number of doses available for the first three years. One million injections will treat about 250,000 patients or 12 - 25% of the total reportedly infected in Thailand.

          In summary, we will accept orders for REMUNE from Trinity Assets Company Limited, currently our only licensed distributor in Thailand; then, we will requisition product from the sole supplier of REMUNE at this time, The Immune Response Corporation. Trinity Assets Company Limited cannot purchase product directly from The Immune Response Corporation. Only Trinity USA is contractually able to do so. According to the terms of the license and collaboration agreement between Trinity USA and The Immune Response Corporation, only Trinity USA shall supply sales forecasts to The Immune Response Corporation based upon anticipated demand, and only Trinity USA will be extended credit by The Immune Response Corporation. Also, only Trinity USA may negotiate future product pricing with The Immune Response Corporation and we are the only party able to obtain the manufacturing knowledge needed to produce the product in Thailand in the future. We have established a minimum sales price between us and Trinity Assets Company Limited that provides for a minimum of $75.00 per dose above our cost as purchased from The Immune Response Corporation. We also have specific payment terms with Trinity Assets Company Limited which provide for the payment of our product cost, plus costs of shipping and other direct expenses at the time of delivery; and, Trinity Assets Company Limited must pay the remainder of our sales price within 90 days.

CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until at least the fourth quarter of 2001. For the year ended December 31, 2000, we have used approximately $1,164,000 of cash in our operations. This cash was provided by financing activities which included the sale or subscription of convertible notes payable, common stock units and a convertible promissory note. The cash used in operations related primarily to officer salaries and director expenses and to pay our affiliates for expenses incurred related to the research and development of our product, REMUNE. We expect to incur an additional $900,000 of research and development expenses during 2001.

         Our current monthly operating overhead is approximately $75,000 which amount will increase if and as we expand our operations. This estimate excludes our average monthly research and development expenses to date of approximately $125,000. Approximately $55,000 of the total $75,000 monthly operating overhead relates to officer salaries and director expenses. When we hire the seven additional employees mentioned in more detail below, we expect it will add approximately $45,000 per month to our operating overhead.

         We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to fund our business. We currently anticipate that the net proceeds from our sale of our shares of common stock covered by our SB-2 registration statement, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. Currently, Trinity USA is attempting to secure up to $300,000 of bridge financing, through a Regulation S offering, which will be used to pay general and administrative expenses, including those associated with the filing of our SB-2 registration statement. We may borrow up to $100,000 from certain of our executive officers, through short-term, unsecured notes with interest rates ranging from 10%-14% per annum, if our Regulation S offering is unsuccessful.

         During the next 12 months, Trinity USA expects to pay at least one of the two remaining $5 million payments to The Immune Response Corporation. The two remaining payments must be paid upon 1) the approval of REMUNE in Thailand for commercial sale and 2) receipt of the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. The amount that Trinity USA expects to pay Trinity Assets Company Limited or Trinity Medical Group, Ltd. for expenses related to clinical studies and the regulatory requirements during 2000 and 2001 could be between $1.5-$2.0 million, of which approximately $669,000 has been paid through December 31, 2000. The amounts currently or prospectively payable to Trinity Asset Company Limited and Trinity Medical Group, Ltd. are expected to be paid from the cash proceeds to be raised under the primary share offering. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

         The total amounts billed to date by our affiliates in connection with our REMUNE development program in Thailand have been in the proportion of 65% billable research hours and 35% actual, direct expenses. The research personnel have been billed at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The direct expenses that have been billed to date relate primarily to reference laboratory costs associated with quarterly analysis of the test subjects' immune response to the drug therapy, REMUNE. The individuals that continue to receive REMUNE, and whom are subject to this quarterly analysis, are from our Phase II clinical trial. This clinical trial has been approved for an additional two years. We believe that the clinical trial, known as Protocol 2101B, will become one of the longest scientific examinations of Immune Based Therapy, or IBT, for humans infected with HIV. The approval by two national committees of the Thai government was made with supporting requests from the attending physicians and patients for continued access to REMUNE. With these approvals, patients in the study can continue to receive REMUNE treatment. Results of the study continuation are not required by the Thai FDA in their consideration of REMUNE for commercialization.

         Trinity USA expects to underwrite additional clinical studies in 2002 to determine if REMUNE is a preventative vaccine against HIV and that may cost up to $3 million. Trinity USA may also incur significant expenses, from $1.0 to $1.5 million, in the application of regulatory approvals in other countries. Upon sufficient capitalization, we also intend to directly purchase or lease plant, equipment and secure land leases in 2001 for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000.

         If we are able to sell no more than 50% of the shares of common stock being offered under our SB-2 registration statement, we would use $2.7 million dollars of our net proceeds to partially fulfill our stock purchase commitment with The Immune Response Corporation, and we would attempt to borrow the $2.3 million required to pay the balance of our stock purchase commitment from our affiliates or non-affiliated third parties, or finance the remaining portion of our stock commitment with The Immune Response Corporation directly. We have had no discussion with any party regarding this possibility, and we cannot give guarantee that we would be able to borrow funds, if necessary, to fulfill our commitment to The Immune Response Corporation.

         In the event we sell less than 25% of the common stock offered by us under our SB-2 registration statement, we may be unable to pay our affiliates or other non-affiliated parties the necessary amounts to further the commercialization process of REMUNE in Thailand. Our inability to pay these parties could compromise the Thai FDA new drug application process, which could result in the loss of our license to market REMUNE.

         We intend to increase our employment base in the first and second quarter of 2001. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during the first and second quarter of 2001. To date, however, no additional directors have been specifically identified. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of the second quarter of 2001. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

         Dr. Vina Churdboonchart spends approximately 10 hours per week, or approximately 15% of her work week, in her duties as president of Trinity USA. She spends approximately 50 hours per week in her duties with Mahidol University as an associate professor and the Project Coordinator for clinical trails of HIV-1 Immunogen, or REMUNE. Within this project, Dr. Vina oversees and coordinates the REMUNE clinical studies and programs in Thailand.

RESULTS OF OPERATIONS.

         The following table sets forth, for the periods indicated, certain items in Trinity USA's statements of operations and the change in each item from the prior period.


                                                                     2000 vs.
                                                                     1999 Inc.
                                           2000         1999          (Dec.)
                                       -----------   ----------     ----------
                                                    (In thousands)

Operating expenses
   Research and development                $1,007         $294           $713
   General and administrative                 974          150            824
   Acquisition costs                            -          404           (404)
                                       -----------   ----------     ----------

          Total operating expenses          1,981          848          1,133
                                       -----------   ----------     ----------

Other expense
   Interest and other expense, net            226           18            208
                                       -----------   ----------     ----------

Net Loss                                   $2,207         $866         $1,341
                                       ===========   ==========     ==========


YEAR ENDED  DECEMBER 31, 2000 COMPARED TO PERIOD FROM  INCEPTION  (SEPTEMBER 28,
1998) TO DECEMBER 31, 1999.

Research and Development Expense

         Research and development expense increased 242.5% to $1 million in 2000 from $.3 million in 1999. The research and development expenses relate to clinical trials and extended access programs for REMUNE in Thailand. In December 1999, we began to incur research and development expenses in connection with a collaboration and supply agreement with Trinity Medical Group, Ltd. The increase in research and development expense from 1999 is primarily a result of our funding a full year of research and development as opposed to only a portion of the year in 1999. Trinity USA plans to incur approximately $900,000 of additional research and development expense related to clinical trials and other REMUNE programs in Thailand during 2001. Those expenses could be significantly higher if we begin to apply for commercialization of REMUNE in our other nine licensed countries.

General and Administrative Expense

         General and administrative expenses increased 549.3% to $1 million in 2000 from $.2 million in fiscal 1999. This increase resulted primarily from the increase in officer salaries and professional fees associated with our Form 10SB filing in May 2000, subsequent Reporting Act filings, as required, and our SB-2 registration statement. During 1999, we had only approximately three months of business activity and paid our CEO only for three months of services, totaling $45,000. Trinity USA's only other employee in 1999, its President, received no compensation. During 2000, we added a Chief Financial Officer and a Corporate Secretary which contributed approximately $150,000 in officer salaries. Also, the CEO was paid for the entire year, which contributed to the increase in officer salaries expense by $223,000. The aforementioned professional fees were approximately $240,000 compared to only $20,000 in 1999. We plan to increase our employment base further in 2001, which could add approximately $600,000 in salaries expense. We also expect to continue to incur significant professional fees related to our SB-2 registration statement and our required Reporting Act filings.

Acquisition Costs

         In connection with Trinity USA's merger with August Project III Corp. on December 31, 1999, we incurred an acquisition fee of $175,000 and related professional service fees of $229,000. No acquisitions occurred during 2000, nor are any expected to occur during 2001.

Interest and Other Expense, net

         Net interest and other expense increased 1155.6% to $226,000 in 2000 from $18,000 in 1999. This increase was primarily due to a $147,000 interest charge associated with the intrinsic value of the beneficial conversion feature on a $500,000 convertible promissory note. Also, we incurred nearly a full year of interest on 10% convertible notes payable, which were principally issued in the last quarter of 1999 and were converted in December of 2000.

Net Loss

         Trinity USA's net loss increased 154.8% to $2.2 million in 2000 from $.9 million in 1999. This increase was primarily due to the items mentioned above.

ITEM 7  - FINANCIAL STATEMENTS

         The required financial statements appear at the end of this report, and are incorporated herein by reference. See index to financial statements at page F-1.

ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AS OF DECEMBER 31, 2000

                                                  PRESENT PRINCIPAL OCCUPATION AND
                                                  PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
NAME AND AGE                                        FIVE YEARS; OTHER ACTIVITIES                        SINCE
------------                                        ----------------------------                        -----

Arun Churdboonchart                  Mr. Arun  Churdboonchart  joined  Trinity USA as a Director        1999
Age 59                               in  December  1999.  He is a  former  member  of  the  Thai
                                     National   Senate,   March  1996  to  March  1999,   and  a
                                     co-chairman   of  Trinity   Group,   1975  to  present:   a
                                     diversified Thai corporation that owns real estate, hotels, retail  stores,  and a  Bangkok  radio  station.  Prior  to founding the Trinity Group  companies,  Mr.  Churdboonchart established AC Machinery in April 1971,  which is currently
                                     Bangkok's largest distributor of marine engine spare parts.
                                     He has  served as the  chairman  of AC  Machinery  from its inception to the present date.

                                     Mr.  Churdboonchart  received  a B.S.  degree  in  Business
                                     Administration  from  California  State  University,   Long
                                     Beach in 1970.  Mr. Arun  Churdboonchart  is married to Dr.
                                     Vina  Churdboonchart,  President,  and  is  the  father  of
                                     Directors  Mr.   Inthanom  John   Churdboonchart   and  Ms.
                                     Orranart Victoria  Churdboonchart.  Mr. Arun Churdboonchart
                                     is also the  brother-in-law  of Dr.  James  Namnath,  Chief
                                     Executive  Officer,  and Ms. Elizabeth  Namnath,  Corporate
                                     Secretary.


Dr. Vina Churdboonchart              Dr. Vina  Churdboonchart  joined  Trinity USA as  President        1999
Age 55                               and a Director in December  1999. She is a former member of the  Thai  Legislature,  March  1991 to March  1992,  and a
                                     former Thai Senate member, March 1992 to March 1996. She is a founder of Trinity Medical Group, Ltd., September 1995 to present,  a Bangkok  based  privately  held  company  which sponsored  the clinical  trials of REMUNE in Thailand  from
                                     September 1995 to November 2000. Since 1971, she has been a member of the Faculty of Science, Mahidol University, which has two medical schools, Siriraj and Ramathibodi,  with two university-affiliated hospitals. At Mahidol University, she had been the principal  investigator of dengue  hemorrhagic fever.  Her  research  efforts  have been  supported by the
                                     World Health Organization.  She has many published studies, including  findings  accepted  in the  Journal  of AIDS and
                                     Vaccine Journal.



                                                  PRESENT PRINCIPAL OCCUPATION AND
                                                  PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
NAME AND AGE                                        FIVE YEARS; OTHER ACTIVITIES                        SINCE
------------                                        ----------------------------                        -----
                                     Dr.  Churdboonchart  received her doctorate in Pathobiology from Mahidol University in 1984. She received her bachelors degree  from  California  State  University,  Long Beach in
                                     1970.  Dr.  Vina  Churdboonchart  is  married  to Mr.  Arun
                                     Churdboonchart, Chairman of the Board, and is the mother of
                                     Directors Mr. Inthanom John Churdboonchart and Ms. Orranart
                                     Victoria  Churdboonchart.  Dr. Vina  Churdboonchart  is the
                                     sister of Dr. James Namnath,  Chief Executive Officer,  and
                                     Elizabeth Namnath, Corporate Secretary.

Inthanom John Churdboonchart         Mr.  Inthanom John  Churdboonchart  graduated  from Gonzaga        1999
Age 33                               University  in 1992 with a B.S.  in  Computer  Aid  Design.
                                     Mr.   Churdboonchart   also  received  a  Mini  Masters  of
                                     Business   Administration   in  Factory   Management   from
                                     Chulalongkorn  University in June 1996. Mr.  Churdboonchart
                                     began  his  professional   career  assisting  the  Managing
                                     Director  of Kaew  Kanch  Industry  and  Mining in  January
                                     1994. He  established AV Studio  Company,  Ltd. in 1995 and at  present  is the  managing  director  of AV  Studio.  AV
                                     Studio is a recording studio  and public  relations company which produces and promotes  recording artists in Thailand.
                                      In March 2000, Mr. Inthanom  launched  Discazine  Company,
                                     Ltd.,  which  is  a  promotional  magazine  for  the  music industry.  Mr. Churdboonchart has been Managing Director of
                                     Trinity  Assets  Company  Limited  since  1990  and  joined
                                     Trinity USA as a Director in December  1999.  Inthanom John
                                     Churdboonchart  is the son of Arun and Vina  Churdboonchart
                                     and  the  nephew  of Dr.  James  Namnath,  Chief  Executive
                                     Officer,  and Elizabeth Namnath,  Corporate  Secretary.  He
                                     is   also   the   brother   of   Ms.   Orranart    Victoria
                                     Churdboonchart, Director.

Orranart Victoria Churdboonchart     Ms.  Orranart   Victoria   Churdboonchart   graduated  from        1999
Age 30                               Chulalongkorn  University  in 1991 with a B.A.  in  Applied
                                     Arts.  Ms.   Churdboonchart  also  received  a  Masters  of
                                     Business  Administration from Pepperdine University in June
                                     1995.  She began her career in January 1996  assisting  the
                                     Vice  President  of The  Trinity  Complex  and has been the
                                     Chief  Financial  Officer of Trinity  Medical  Group,  Ltd.
                                     since  May  1996.  In  August  1998,   Ms.   Churdboonchart
                                     established  and is the managing  director of Learning Home
                                     International    Kindergarten.    As   the   founder,   she
                                     established  the  direction  and initial  curriculum of the
                                     school.    As  the   managing   director,   she   sets  the
                                     educational  standards  and  quality of the faculty and the organization  and  oversees  the  financial  matters of the
                                     school.   Ms.   Churdboonchart  joined  Trinity  USA  as  a
                                     Director    in    December    1999.    Orranart    Victoria
                                     Churdboonchart   is  the   daughter   of  Arun   and   Vina
                                     Churdboonchart  and the niece of Dr. James  Namnath,  Chief
                                     Executive  Officer,   and  Elizabeth   Namnath,   Corporate
                                     Secretary.  She is also the  sister  of Mr.  Inthanom  John
                                     Churdboonchart, Director.

                                                  PRESENT PRINCIPAL OCCUPATION AND
                                                  PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
NAME AND AGE                                        FIVE YEARS; OTHER ACTIVITIES                        SINCE
------------                                        ----------------------------                        -----
Dr. James S. Namnath                 Dr. James S. Namnath joined Trinity USA as Chief  Executive        1998
Age 44                               Officer  and  a  Director  in  September    1998    and  is
                                     an experienced senior executive of high technology and life sciences  companies.  He has managed the U.S.  portfolio of assets and operations for Trinity Medical Group, Ltd. since its inception. Dr. Namnath is the founder,  Chairman of the
                                     Board,  and Chief Financial  Officer of JennerNet  Software
                                     Company,   an  Internet  focused  provider  of  information
                                     systems to the  personnel  industry.  Prior to starting his own corporate  ventures in March of 1994, Dr. Namnath was a
                                     Senior Manager at Monsanto  Company from June 1992 to March
                                     1994 and Chevron  Corporation  from  December  1989 to June
                                     1992.  For over nine years he was the  Principal  Scientist and Manager of Product  Chemistry for the Ortho and Roundup
                                     homeowner brands:  products which have extensive government regulatory  guidelines.  He started his professional career with Lever  Brothers  and  Cheeseborough-Ponds  in December
                                     1986: leading consumer product companies where his research
                                     led  to  several  valuable  patents.   Dr.  Namnath  is  an
                                     experienced  computer  programmer  with  over 25  years  of experience  and  certifications  in business and accounting systems.

                                     Dr.  Namnath  received his doctorate in Physical  Chemistry in 1983 from the  University  of  Southern  California.  He
                                     earned  two  bachelor   degrees  from  the   University  of
                                     California,  Santa  Barbara in 1978.  Dr. James  Namnath is
                                     the  brother of Dr.  Vina  Churdboonchart,  President,  and
                                     Elizabeth  Namnath,  Corporate  Secretary.  He is also  the brother-in-law of Mr. Arun  Churdboonchart,  Chairman,  and the uncle of Directors  Mr.  Inthanom  John  Churdboonchart and Ms. Orranart Victoria Churdboonchart.


         During the fiscal year ended December 31, 2000, the Company's Board of Directors held 3 meetings, which were attended by 67% of the then current directors in person or by telephone.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. Unless otherwise provided by existing employment agreements, officers are elected annually by the Board of Directors and serve at the discretion of the Board.

COMPENSATION OF DIRECTORS

         During 2000,  Trinity USA paid  Inthanom John  Churdboonchart  and Arun
Churdboonchart $40,000 and $30,000, respectively, for their services as directors. Trinity USA pays its directors up to $10,000 per meeting, which is inclusive of all associated travel and lodging costs. During 2000, certain of Trinity USA's directors chose not to be paid for some or all of their services as directors.

EXECUTIVE OFFICERS AS OF DECEMBER 31, 2000

         The executive officers of the Company as of December 31, 2000 are listed below. There is no arrangement or understanding between any executive officer and any other person regarding selection as an officer.


NAME                          AGE     POSITION
----                          ---     --------
Arun Churdboonchart           59      Chairman of the Board

Dr. Vina Churdboonchart       55      President and Director

Dr. James S. Namnath          44      Chief Executive Officer and Director

Gary E. Wilson                34      Chief Financial Officer, Executive Vice President - Finance, Treasurer

Elizabeth Namnath             49      Corporate Secretary

Gary E. Wilson                        Mr. Gary E. Wilson,  CPA graduated  from the University of Michigan in
                                      1991 with a B.A. in Economics, Business Administration and Accounting.
                                      Prior to joining  Trinity  USA in  September  2000,  Mr.  Wilson was a
                                      Senior  Assurance  Services  Manager with Grant  Thornton LLP where he
                                      served  as  an   auditor   and   professional   business   advisor  to
                                      publicly-held and privately-owned  Manufacturing/  Distribution,  Life
                                      Sciences and High Technology companies. As a Senior Assurance Services
                                      Manager,  he regularly advised senior management and various boards of directors on Best Business Practices, Inventory Management,  Strategic
                                      Planning, Stock Option Plans, Financing Options and Solutions, Capital
                                      Market  Transactions,  Internal  Controls and  Accounting and Auditing
                                      matters.

Elizabeth Namnath                     Ms.  Elizabeth  Namnath joined  Trinity USA as Corporate  Secretary in
                                      April 2000 and is an experienced senior manager.  She was a manager at
                                      Maginet Corporation, April 1994 to December 1998, a pay-per-view movie provider,  in Singapore and Thailand.  She served as regional  manager from January 1997 to December  1998,  establishing  operations in four cities  throughout  Southeast  Asia.  Prior to Maginet,  she worked as
                                      General Manager for Trinity Hotel in Bangkok, Thailand, 1990 to 1994.

                                      Elizabeth  received her B.A. degree in Communications  with a Business
                                      Administration  minor from California State University,  Long Beach in
                                      1974.  Elizabeth  Namnath  is the sister of Dr.  Vina  Churdboonchart,
                                      President, and Dr. James Namnath, Chief Executive Officer. She is also the sister-in-law of Mr. Arun Churdboonchart,  Chairman,  and the aunt of  Directors  Mr.  Inthanom  John  Churdboonchart  and  Ms.  Orranart
                                      Victoria Churdboonchart.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Section 16 (a) of the Securities Exchange Act requires the Company's Officers, Directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and NASD. Officers, Directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all filing requirements were complied with applicable to its Officers, Directors, and greater than 10% beneficial owners.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Trinity USA for the year ended December 31, 2000 by the Chief Executive Officer, and by the other most highly compensated executive officers of Trinity USA, "Named Executive Officers". This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.


                                               ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                          ----------------------------------------------------------   -----------------------------------
                                               Other         Restricted   Securities   LTIP        All
                                               Annual        Stock        Underlying   Options/    Other
Name and                  Salary     Bonus     Compen-       Compen-      Award(s)     SARs        Payouts   Compensation
Position          Year    ($)        ($)       sation($)     sation($)    ($)          (#)         ($)           ($)
--------          ----    ---        ----      ---------     ---------    ---          ---         ---           ---
Dr. James S.      2000    268,000    0              -             -            -           -          -           -
Namnath,
CEO

Gary E.           2000    160,000    29,333       4,708           -            -           -          -           -
Wilson,
CFO



         The following table summarizes certain information as of December 31, 2000 concerning the stock option grants to Trinity USA's Named Executive Officers made for the year ended December 31, 2000. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                       Number of         Percent of total
                       securities        options/SARs
                       underlying        granted to        Exercise or
 Name and              options/SARs      employees in      base price      Expiration
 Position              granted           fiscal year       ($/Sh)          Date
 ---------             -------           -----------       ------          ----
 Gary E. Wilson        50,000            83                4.00            9/5/10
 CFO

 Gary E. Wilson        10,000            17                2.50            12/20/10
 CFO


EMPLOYMENT CONTRACTS

         In December 1999 Trinity USA entered into an employment agreement with Dr. James S. Namnath, who is a shareholder, the CEO and a Director, whereby he would serve as Trinity USA's Chief Executive Officer. The agreement specified that Dr. Namnath's employment would be conducted under contract services with his then present employer, NotesETC, Inc. until Trinity USA begins sale of REMUNE, its shares of common stock have been approved for trading in the equity markets or Trinity USA becomes a reporting company under U.S. securities laws. At that time, he would be directly employed by Trinity USA on a full time basis. Because Trinity USA became a reporting company in July 2000, Dr. Namnath became employed, as CEO, on a full time basis. In August of 2000, the terms of this employment agreement were modified to provide for a monthly salary amount of $25,000 as opposed to $35,000 per month. The agreement expired on December 31, 2000.

         On February 2, 2001, Trinity USA entered into a new one-year employment agreement with its Chief Executive Officer and director, Dr. James Namnath, whereby he will be paid a minimum annual salary of $300,000. If Dr. Namnath is terminated without cause, as defined in the agreement, Trinity USA must continue to pay him the minimum salary and certain other benefits through the remaining term of the employment agreement.

         On September 5, 2000, Trinity USA entered into a two-year employment agreement with its Chief Financial Officer, Gary E. Wilson, whereby he will be paid a minimum annual salary of $160,000 and receive a minimum annual bonus equal to 10% of his annual salary. Mr. Wilson was also granted 50,000 non-statutory stock options with a term of 10 years and an exercise price of $4.00. Mr. Wilson will receive a minimum of 50,000 additional stock options on each anniversary date of the employment agreement with an exercise price equal to the fair value of the stock at the date of grant. If Mr. Wilson is terminated without cause, as defined in the agreement, Trinity USA must continue to pay him the minimum salary, bonus and certain other benefits through the remaining term of the employment agreement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 by:

         o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

         o    each of our directors and named executive officers; and

         o    our directors and executive officers as a group.

                                           Number of Shares of Common
                                                    Stock                 Percentage of       Address of Beneficial
Name of Beneficial Owners                     Beneficially Owned             Ownership              Owners (9)
-------------------------                     ------------------             ---------              ---------
Dr. James Namnath (1)                                400,000                     3.6

Dr. Vina Churdboonchart (2)                        2,250,000                    19.9

Arun Churdboonchart (3)                            1,800,000                    16.0

Inthanom Churdboonchart (4)                        1,800,000                    16.0

Orranart Churdboonchart (5)                        1,800,000                    16.0

Elizabeth Namnath (6)                                 50,000                     0.4

Gary E. Wilson (7)(8)                                 60,000                     0.5

Directors and Executive Officers as
     a Group                                       8,160,000                    72.4

(1)  CEO and Director.  Dr.  Namnath's shares of our common stock are held of record by the Trinity Partners Trust;
     however,  Dr. Namnath retains sole voting and dispositive  power over all of the shares.  Dr. James Namnath is the brother of Dr. Vina  Churdboonchart  and  Elizabeth  Namnath.  Dr. James Namnath is the uncle of Directors
     Inthanom Churdboonchart and Orranart Churdboonchart.
(2)  President and Director.  Includes  1,800,000  shares of our common stock held of record by the  Churdboonchart
     Trinity Trust Account;  however, Dr.  Churdboonchart holds sole voting and dispositive power over all of these shares.  Dr.  Churdboonchart  is the wife of Arun  Churdboonchart  and the mother of  Directors  Inthanom  and
     Orranart Churdboonchart.
(3)  Director.  Includes  1,800,000 shares of our common stock held of record by the  Churdboonchart  Trinity Trust
     Account;  however,  Mr. Arun Churdboonchart  holds sole voting and dispositive power over all of these shares.
     Mr.  Churdboonchart  is the  husband of Dr.  Vina  Churdboonchart  and the father of  Directors  Inthanom  and
     Orranart Churdboonchart.
(4)  Director.  Includes  1,800,000 shares of our common stock held of record by the  Churdboonchart  Trinity Trust
     Account;  however,  Mr.  Inthanom  Churdboonchart  holds sole voting and  dispositive  power over all of these shares. Mr. Inthanom  Churdboonchart is the son of Dr. Vina and Mr. Arun  Churdboonchart and is the brother of
     Ms. Orranart Churdboonchart.
(5)  Director.  Includes  1,800,000 shares of our common stock held of record by the  Churdboonchart  Trinity Trust
     Account;  however,  Ms.  Churdboonchart  holds sole voting and dispositive power over all of these shares. Ms.
     Churdboonchart  is the  daughter  of Dr.  Vina and Mr. Arun  Churdboonchart  and the  brother of Mr.  Inthanom
     Churdboonchart.
(6)  Corporate   Secretary.   Elizabeth   Namnath  is  the  sister  of  Dr.   James   Namnath   and  Dr.   Vina
     Churdboonchart.   Elizabeth  Namnath  is  the  aunt  of  Directors   Inthanom   Churdboonchart   and  Orranart
     Churdboonchart.
(7)  Chief Financial Officer, Executive Vice President - Finance, Treasurer
(8)  The 60,000 shares  beneficially owned represent those shares issuable under stock options.  Mr. Wilson has the right to acquire a total of 30,000 shares of common stock through the exercise of these options  through March
     1, 2001 based upon a contractual  vesting  schedule.  The vesting of the remaining  options,  however,  may be accelerated  during that time frame if Trinity USA's stock trades at or greater than $16.00 for 10 consecutive days or  Trinity  USA signs a letter of  intent to merge  with or be  acquired  by  another  company  or sells substantially all of its assets.
(9)  Unless  otherwise  stated,  the address for each  beneficial  owner is care of Trinity Medical Group USA, Inc.,
     30021 Tomas Street, Suite 300, Rancho Santa Margarita, California 92688.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Churdboonchart Trinity Trust owns approximately 64% of Trinity USA's common stock. The beneficiaries of The Churdboonchart Trinity Trust are also the majority owners of Trinity Medical Group, Ltd. and Trinity Assets Company Limited.

         The beneficiaries of The Churdboonchart Trinity Trust and the owners of Trinity Medical Group, Ltd. and Trinity Assets Company Limited are as follows:

                                                           Beneficiary
                                                          Percentage in         Ownership             Ownership
                                                               The            Percentage in         Percentage in
                                  Position/Tile with     Churdboonchart      Trinity Medical        Trinity Assets
   Named Beneficiary/Owner           Trinity USA          Trinity Trust        Group, Ltd.         Company Limited
   -----------------------           -----------          -------------        -----------         ---------------
Dr. Vina Churdboonchart         Director & President           25%                 25%                   0%
Arun Churdboonchart             Director                       25%                 25%                   0%
Inthanom Churdboonchart         Director                       25%                 25%                   49%
Orranart Churdboonchart         Director                       25%                 25%                   49%



         Since inception through December 31, 2000, Trinity Medical Group, Ltd. has billed Trinity USA approximately $983,000 for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2000, Trinity USA has paid Trinity Medical Group, Ltd. approximately $669,000 for amounts previously billed.

         On August 4, 2000 Trinity USA entered into a sublicense and supply agreement with Trinity Assets Company Limited, which assigned the sales, distribution, potential manufacturing and marketing rights of REMUNE in Thailand to Trinity Assets Company Limited. Please see the section of this Form 10-KSB entitled "Business" where the terms and conditions of this agreement are more fully presented.

         Since inception through December 31, 2000, Trinity Assets Company Limited has billed Trinity USA approximately $318,000 for services under the sublicense and supply agreement and approximately $318,000 is due to Trinity Assets Company Limited as of that date. Since Trinity USA's inception through December 31, 2000, no amounts have been paid or loaned to Trinity Assets Company Limited. All of the amounts billed by Trinity Assets Company Limited were related to research and development services provided in the fourth quarter of 2000 related to the drug REMUNE.

         Trinity USA entered into a collaboration and supply agreement with Trinity Medical Group, Ltd., dated December 1, 1999. Please see the section of this Form 10-KSB entitled "Business" where the terms and conditions of this agreement are more fully presented.

         Trinity USA and Trinity Medical Group, Ltd. entered into an assignment agreement on August 3, 2000, whereby all of Trinity Medical Group, Ltd.'s rights, title, and interests in the license and collaboration agreement and obligations under the stock purchase agreement with The Immune Response Corporation were assigned to Trinity USA.

         On November 10, 2000, Trinity USA and Trinity Medical Group, Ltd. terminated the collaboration and supply agreement, dated December 1, 1999. As discussed in the section entitled, "Business", Trinity Assets Company Limited will prospectively perform the research and development of REMUNE and will invoice Trinity USA in accordance with agreed upon contractual terms.

         Article XII of the Articles of Incorporation of Trinity USA state that no contract or transaction between Trinity USA and any person, firm or corporation will be affected by the fact that one of our officers or directors has a direct interest in the contract or the third party. As a result of this provision, Trinity USA's affiliates and members of the Churdboonchart family may enter into contracts or transactions with Trinity USA without being affected by the fact that members of the Churdboonchart family are officers or directors of Trinity USA. However, Trinity USA has implemented procedures for negotiation of terms between Trinity USA and its affiliates to avoid conflicts of interest as described under the subheading entitled "Contracts and agreements with affiliated companies" under the section entitled "Business."

         The promoters of Trinity USA were Black Hills Investment Corp., Eastern Frontier Trust, Baldwin Family Trust, Steve Devanney, Atlas Equity, Bob Rubin, Ron McDonald, and Coleman Abbe. These promoters received 493,000 shares of Trinity USA's common stock in exchange for providing consulting services related to assisting Trinity USA in becoming a public company and providing advice regarding raising capital in the public markets. Trinity USA did not acquire any assets from the promoters.

         The promoters of August Project III Corp. were Eric Littman and Dennis Sturm who owned 3,867,000 and 1,000,000 shares of August Project III Corp., respectively, prior to the merger with Trinity USA. Eric Littman and Dennis Sturm retained a total of 100,000 shares of Trinity USA's common stock after the completion of the merger.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

         4.1   Registration Rights Agreement (1)

         4.2   Promissory Note (1)

         4.3   Registration Rights Agreement (1)

         4.4   Form of Common Stock Purchase Warrant (1)

         4.5   Subscription Agreement (1)

         4.6   Convertible Promissory Note (1)

         4.7   Common Stock Unit Acknowledgement Letter (2)

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

         10.3 Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000 (1)

         10.4 Assignment Agreement between Trinity Medical Group, Ltd. and the company dated August 3, 2000 (1)

         10.5  Gary E. Wilson's Employment Agreement (1)

         10.6  Dr. James S. Namnath's Employment Contract (1)


         10.7 License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995(2)+

         10.8 Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995(2)

         10.9  Great Offices, Inc./American Office Centers, L.L.C. Sublease(3)

         10.10 Dr. James S. Namnath's Employment Agreement, dated February 2, 2001(3)

         (1) Filed with the Company's Registration Statement on Form SB-2 filed on October 20, 2000.
         (2) Filed with the Company's amended Registration Statement on Form SB-2 filed on December 22, 2000.
         (3) Filed with the Company's amended Registration Statement on Form SB-2 filed on February 13, 2001.
          + Confidential treatment has been requested with respect to certain portions of this agreement.

B)  REPORTS ON FORM 8-K

    There were no reports filed on Form 8-K during the fourth quarter of 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRINITY MEDICAL GROUP USA, INC.


Date: March 28, 2001               By: /s/ James S. Namnath
                                   ------------------------
                                   Name:  James S. Namnath
                                   Title: Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                      DATE

/s/ Gary E. Wilson                Executive V.P. - Finance,
------------------                Chief Financial Officer,
Gary E. Wilson                    Treasurer                    March 28, 2001


/s/ Dr. Vina Churdboonchart       President and Director       March 28, 2001
---------------------------
Dr. Vina Churdboonchart

/s/ Inthanom John Churdboonchart  Director                     March 28, 2001
--------------------------------
Inthanom John Churdboonchart

                              FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIODS FROM INCEPTION (SEPTEMBER 28, 1998) TO DECEMBER 31, 2000 AND 1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................F-2

FINANCIAL STATEMENTS

   BALANCE SHEETS..........................................................F-3

   STATEMENTS OF OPERATIONS................................................F-4

   STATEMENT OF STOCKHOLDERS' DEFICIT......................................F-5

   STATEMENTS OF CASH FLOWS................................................F-6

   NOTES TO FINANCIAL STATEMENTS...........................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Trinity Medical Group USA, Inc.

We have audited the accompanying balance sheets of Trinity Medical Group USA, Inc. (a company in the development stage) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000 and for the periods from inception (September 28, 1998) to December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Medical Group USA, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the periods from inception (September 28, 1998) to December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is not yet generating revenues and, as shown in the financial statements, has incurred losses in its development stage. Also, as discussed in Note C, the Company has incurred substantial obligations and will need to raise additional capital to complete its development activities. These factors, among others as discussed in Note C, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

Irvine, California
February 2, 2001

                        Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS
                                                                                   2000                 1999
                                                                             ------------------   ------------------
Current Assets:
      Cash                                                                           $ 117,056            $ 171,485
      Subscription receivable                                                                -                9,600
      Income tax refund receivable                                                           -               18,951
      Prepaid expenses and deposits                                                      4,245                    -
                                                                             ------------------   ------------------

           Total current assets                                                        121,301              200,036
                                                                             ------------------   ------------------

Property and equipment
      Office furniture and fixtures                                                      6,088                    -
      Office equipment                                                                   4,973                    -
                                                                             ------------------   ------------------
                                                                                        11,061                    -
           Less accumulated depreciation                                                  (667)                   -
                                                                             ------------------   ------------------
                Net property and equipment                                              10,394                    -
                                                                             ------------------   ------------------

                     Total assets                                                    $ 131,695            $ 200,036
                                                                             ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                $ 17,861             $ 10,343
      Payable to affiliates                                                            632,249                    -
      Accrued liabilities                                                              169,931               84,595
      Convertible promissory note                                                      500,000                    -
                                                                             ------------------   ------------------
           Total current liabilities                                                 1,320,041               94,938
                                                                             ------------------   ------------------

Convertible notes payable                                                                    -              732,500

Stockholders' deficit:
      Common stock, $.001 par value, 50,000,000 shares
           authorized, 11,263,038 and 10,226,000 shares
           issued and outstanding                                                       11,263               10,226
      Additional paid-in capital                                                     1,873,908              228,574
      Deficit accumulated during the development stage                              (3,073,517)            (866,202)
                                                                             ------------------   ------------------
                     Total stockholders' deficit                                    (1,188,346)            (627,402)
                                                                             ------------------   ------------------

                     Total liabilities and stockholders' deficit                     $ 131,695           $  200,036
                                                                             ==================   ==================

        The accompanying notes are an integral part of these statements.

                        Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS
      For the Year Ended December 31, 2000 and the Periods from Inception
               (September 28, 1998) to December 31, 2000 and 1999

                                                          Period                                                 Period
                                                      from Inception                                         from Inception
                                                            to                      Year Ended                     to
                                                    December 31, 2000           December 31, 2000          December 31, 1999
                                                  -----------------------     -----------------------    -----------------------
Operating expenses:
     Research and development                               $ (1,301,249)               $ (1,007,249)                $ (294,000)
     General and administrative                               (1,123,894)                   (973,654)                  (150,240)
     Acquisition costs                                          (404,200)                          -                   (404,200)
                                                  -----------------------     -----------------------    -----------------------
                 Total operating expenses                     (2,829,343)                 (1,980,903)                  (848,440)
                                                  -----------------------     -----------------------    -----------------------

Other income (expense):
     Interest income                                               3,514                       1,486                      2,028
     Interest expense                                           (239,243)                   (227,898)                   (11,345)
     Loss on sale of investments                                  (8,445)                          -                     (8,445)
                                                  -----------------------     -----------------------    -----------------------
                                                                (244,174)                   (226,412)                   (17,762)
                                                  -----------------------     -----------------------    -----------------------
                 Net Loss                                   $ (3,073,517)               $ (2,207,315)                $ (866,202)
                                                  =======================     =======================    =======================

     Basic and diluted loss per common
        share                                                                                $ (0.21)                   $ (0.08)
                                                                              =======================    =======================
     Basic and diluted weighted average
        common shares outstanding                                                         10,289,970                 10,226,000
                                                                              =======================    =======================

        The accompanying notes are an integral part of these statements.

                        Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
     For the Period from Inception (September 28, 1998) to December 31, 2000

                                                                                                    Deficit
                                                                                                  Accumulated
                                                         Common Stock            Additional        During the
                                                 ----------------------------     Paid-in         Development
                                                     Shares        Amount         Capital            Stage             Total
                                                 --------------  ------------  --------------   ----------------  ---------------
 Balance at inception                                        -           $ -             $ -                $ -              $ -
 Common stock issued to
   founding shareholders                             9,600,000         9,600               -                  -            9,600
 Common stock issued for services                      493,000           493         228,707                  -          229,200
 Common stock issued to various
   shareholders in connection with
   August Project III Corp. merger                     133,000           133            (133)                 -                -
 Net loss                                                    -             -               -           (866,202)        (866,202)
                                                 --------------  ------------  --------------   ----------------  ---------------
 Balance at December 31, 1999                       10,226,000        10,226         228,574           (866,202)        (627,402)
 Sale of common stock units                            158,500           158         570,442                  -          570,600
 Conversion of convertible notes payable and
   related accrued interest and commissions            878,538           879         928,340                  -          929,219
 Intrinsic value of beneficial conversion
   associated with convertible promissory note               -             -         146,552                  -          146,552
 Net loss                                                    -             -               -         (2,207,315)      (2,207,315)
                                                 --------------  ------------  --------------   ----------------  ---------------
 Balance at December 31, 2000                       11,263,038      $ 11,263     $ 1,873,908       $ (3,073,517)    $ (1,188,346)
                                                 ==============  ============  ==============   ================  ===============

        The accompanying notes are an integral part of this statement.

                        Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS
      For the Year Ended December 31, 2000 and the Periods from Inception
               (September 28, 1998) to December 31, 2000 and 1999

                                                                      Period                                     Period
                                                                  from Inception                             from Inception
                                                                        to                Year Ended               to
                                                                December 31, 2000     December 31, 2000    December 31, 1999
                                                                -------------------   -------------------  -------------------
 Cash flows from operating activities:
      Net loss                                                        $ (3,073,517)         $ (2,207,315)          $ (866,202)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation                                                         667                   667                    -
          Stock issued for services and interest payment                   385,919               156,719              229,200
          Intrinsic value of beneficial conversion                         146,552               146,552                    -
          Loss on sale of investments                                        8,445                     -                8,445
          Changes in assets and liabilities:
             Income tax refund receivable                                        -                18,951              (18,951)
             Prepaid expenses and deposits                                  (4,245)               (4,245)                   -
             Accounts payable                                               17,861                 7,518               10,343
             Payable to affiliates                                         632,249               632,249                    -
             Accrued liabilities                                           169,931                85,336               84,595
                                                                -------------------   -------------------  -------------------
                 Net cash used in operating activities                  (1,716,138)           (1,163,568)            (552,570)
                                                                -------------------   -------------------  -------------------

 Cash flows from  investing activities:
      Purchases of fixed assets                                            (11,061)              (11,061)                   -
      Purchases of investments                                             (69,330)                    -              (69,330)
      Proceeds from sale of investments                                     60,885                     -               60,885
                                                                -------------------   -------------------  -------------------
                 Net cash used in investing activities                     (19,506)              (11,061)              (8,445)
                                                                -------------------   -------------------  -------------------

 Cash flows from financing activities:
      Proceeds from issuance of convertible notes payable                  772,500                40,000              732,500
      Proceeds from issuance of convertible promissory
          note                                                             500,000               500,000                    -
      Net proceeds from sale of common stock units                         570,600               570,600                    -
      Collection of subscription receivable                                  9,600                 9,600                    -
                                                                -------------------   -------------------  -------------------

                 Net cash provided by financing activities               1,852,700             1,120,200              732,500
                                                                -------------------   -------------------  -------------------
                 Net increase (decrease) in cash and
                    cash equivalents                                       117,056               (54,429)             171,485
 Cash and cash equivalents - beginning of period                                 -               171,485                    -
                                                                -------------------   -------------------  -------------------

 Cash and cash equivalents - end of period                               $ 117,056             $ 117,056            $ 171,485
                                                                ===================   ===================  ===================

 Non-cash investing and financing activities:
      Issuance of common stock to founding shareholders
          in exchange for subscription receivable                          $ 9,600                   $ -              $ 9,600
                                                                ===================   ===================  ===================

      Conversion of convertible notes payable and
          related accrued interest and commissions
          to common stock                                                $ 929,219             $ 929,219                  $ -
                                                                ===================   ===================  ===================

        The accompanying notes are an integral part of these statements.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE A - COMPANY BACKGROUND

Trinity Medical Group USA, Inc. ("the Company" or "Trinity USA") was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, the Company became a Florida corporation. Although the Company was formed and incorporated as a Delaware Corporation on September 28, 1998, the Company had no capital transactions or operating activities of any significance between September 28, 1998 and December 31, 1998. Accordingly, the Company has presented comparative financial statements for the period from inception (September 28, 1998) to December 31, 1999.

Trinity USA is an affiliate of Trinity Medical Group, Ltd., a Thailand company. The Company is a development stage company with rights to market an HIV-Immunogen also known as REMUNE, a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus (HIV). REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's vaccine technology.

On December 31, 1999, Trinity USA and August Project III Corp., a Florida corporation, entered into an Agreement for the Exchange of Common Stock. The transaction was described as a "reverse merger". August Project III Corp. was the surviving legal entity after the merger, but Trinity USA remained the accounting acquirer. The merger was accounted for as a recapitalization of Trinity USA. In January 2000, August Project III Corp. changed its name to Trinity Medical Group USA, Inc.

As part of the Agreement for the Exchange of Common Stock, August Project III Corp. issued 5,226,000 common shares to the shareholders of Trinity USA in exchange for all of the outstanding common shares of Trinity USA. Trinity USA common shares were subsequently cancelled. In addition, certain original shareholders of August Project III Corp. sold 4,867,000 common shares to Trinity USA in exchange for $175,000. Trinity USA recorded the acquisition cost of $175,000 as an expense in 1999. Immediately following the merger, the original shareholders of Trinity USA owned a total of 10,093,000 shares of August Project III Corp., or 98.69% of the total 10,226,000 outstanding shares as of December 31, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all money market funds and demand deposits with original maturities of ninety days or less to be cash equivalents. The cash equivalents are readily redeemable and their fair value approximates cost.

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Research and Development Costs

The Company incurred costs in the research and development of a drug therapy, REMUNE. These costs were incurred for phase I and II clinical trials of REMUNE in Thailand. Such costs are charged to expense as incurred.

Stock-Based Compensation

Stock-based compensation issued to non-employees is recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts payable, accrued liabilities and convertible promissory note approximate fair value. These financial instruments approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or settlement.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

Loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net loss per share to the extent such shares are dilutive.

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 234,350 shares of common stock as of December 31, 2000 because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated 225,000 shares of common stock issuable as of December 31, 2000 upon the conversion of a convertible promissory note (see Note G) because the representative share increments would be antidilutive.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform with the current period presentation.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at December 31, 2000 has accumulated losses amounting to $3,073,517. For the year ended December 31, 2000, and for the period from inception to December 31, 2000 the Company used $1,163,568 and $1,716,138, respectively, of cash in its operations. Additionally, the Company has a working capital deficit of $1,198,740 and a stockholders' deficit of $1,188,346 at December 31, 2000.

The Company or its affiliate, Trinity Assets Company Limited (see Note J), has not yet submitted an application for an approval from the Thai Ministry of Health or Food and Drug Administration to market, distribute and manufacture REMUNE. The remaining step needed for submission of REMUNE to the Thai FDA for commercialization is a product quality assurance requirement from the U.S. Food and Drug Administration. The Immune Response Corporation, the licensor and exclusive supplier of REMUNE, has engaged an independent consulting firm to perform an audit of their compliance with Good Manufacturing Practice standards, or GMP, used to produce the clinical trial quantities and to ultimately render an opinion to that effect. The Company's Thai FDA submission will include the related GMP compliance audit report, which the consulting firm is scheduled to initiate in March 2001 and complete in April 2001. The Company believes that the submission application will be accepted with the stipulation that commercial product will have U.S. FDA Good Manufacturing Practice certification before being sold in Thailand. If the Thai authorities do not accept the consulting firm's report regarding compliance with GMP standards of the clinical trial product, the Company may have to wait until the fourth quarter of 2001 for GMP certification by the U.S. FDA to occur.

Approval of REMUNE by the Thai Food and Drug Administration or Ministry of Public Health is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai Food and Drug Administration does not approve REMUNE, it cannot be marketed, sold or manufactured in Thailand and the Company will be unable to generate any revenue in Thailand or any other of its licensed countries.

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

The Company intends to market REMUNE in the countries where it has the rights through partners or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support (see Note J). The Company intends to finance the aforementioned activities through a secondary offering. The Company filed a registration statement on Form SB-2 on October 20, 2000 to register 2,000,000 common shares to be sold by the Company directly or through underwriters or dealers from time to time.

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

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE D - LICENSED TECHNOLOGY

Trinity Medical Group, Ltd. was formed in 1995 after the principals of Trinity Medical Group, Ltd. entered into a License and Collaboration Agreement dated September 15, 1995 with The Immune Response Corporation to develop and market REMUNE in ten Southeast Asian countries including Malaysia, The Philippines,
Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation, for a period of 15 years commencing on the date of the first commercial sale of REMUNE in each licensed country. Trinity Medical Group, Ltd. also entered into a Stock Purchase Agreement on September 15, 1995 with The Immune Response Corporation and purchased 333,334 shares of common stock of The Immune Response Corporation at $15 per share on April 30, 1996. Under the Stock Purchase Agreement, Trinity Medical Group, Ltd. was also obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required marketing approval from the governing health authority of Thailand for the drug therapy REMUNE. Trinity Medical Group, Ltd. was further obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture the drug therapy REMUNE. These stock purchase obligations of Trinity Medical Group, Ltd. became the obligations of Trinity USA as a result of the Collaboration and Supply Agreement and an Assignment Agreement between Trinity USA and Trinity Medical Group, Ltd. (see Note J).

The License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation, entered into in 1995, provided for possible termination of the License and Collaboration Agreement if the marketing approval for REMUNE in Thailand was not granted before December 31, 2000. On September 29, 2000, The Immune Response Corporation and Trinity USA amended the License and Collaboration Agreement to set the earliest possible termination date to August 31, 2001. In addition, the License and Collaboration Agreement provides for termination by The Immune Response Corporation or Trinity USA if Trinity USA fails to purchase The Immune Response Corporation's common stock as required by the Stock Purchase Agreement within 30 days of the event requiring purchase of the common stock. The license granted to Trinity USA for the entire territory shall revert to The Immune Response Corporation if Trinity USA delays or suspends development of REMUNE in Thailand for more than 18 months or the license will revert to The Immune Response Corporation for a specific country if at any time Trinity USA elects not to develop or commercialize REMUNE in that country.

The License and Collaboration Agreement fixes the price that The Immune Response Corporation will charge Trinity USA for REMUNE for a period of three years after the date of the first commercial sale of REMUNE in Thailand, but provides for renegotiation of mutually acceptable pricing if The Immune Response Corporation's manufacturing cost materially increases during that time. Trinity USA also has three years from the date of the first commercial sale of REMUNE in Thailand to exercise its option to obtain an exclusive license to manufacture REMUNE in Thailand solely for the sale, distribution and use in Trinity USA's licensed territory.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

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

NOTE F- CONVERTIBLE NOTES PAYABLE

In connection with a December 1999 private placement, the Company issued 154.5 notes to "accredited investors". The notes were sold in units with a unit cost of $5,000 consisting of a $5,000, 10% per annum note of the Company due August 31, 2001, convertible into 5,000 shares of the Company's common stock, $0.001 par value per share. The aggregate offering price was $772,500 and the Company received net proceeds of approximately $767,500. On December 11, 2000, the Company converted the total principal balance of these notes ($772,500) and the related accrued interest ($84,469) and commissions ($72,250) into 878,538 shares of its common stock.

NOTE G - CONVERTIBLE PROMISSORY NOTE

On October 19, 2000, in connection with a Section 4(2) exempt offering, the Company issued a $500,000 convertible promissory note to an "accredited investor". The note matures on October 19, 2001 and bears interest at 8% per annum, with interest payments due and payable semi-annually. The note is convertible at the conversion price equal to the lesser of (i) $4.00 or (ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. The Company recorded a charge to interest expense of $146,552 in connection with the issuance of this note. The charge represents the entire intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The note is convertible at the option of the holder for the entire term of the note. The note is convertible at the option of the Company provided that the registration statement filed on Form SB-2 on October 20, 2000 has been effective for ninety
(90) consecutive days and the Company's common stock has had a closing bid price equal to or greater than $4.00 for the five (5) consecutive trading days preceding the delivery of the conversion notice. On the date of conversion, the Company shall also issue to the holder a warrant to purchase such number of shares of the company's common stock equal to aggregate the number of shares of common stock issued upon conversion of this note. The warrant shall have an exercise price equal to $4.00 per share and shall have a term

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

of five years from its date of issuance. Interest accruing on the note is payable, at the option of the Company, in cash or in accordance with the aforementioned conversion terms of the note. No value has been assigned to the warrants.

The covenants of the note prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The covenants of the note also require Trinity USA to use its reasonable best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (SEC) within 90 days of the issuance of the note and to respond to the SEC's review comments within 5 business days. We have received assurances from the note holder, however, that although we have taken longer than 5 days to respond to the SEC's comments the note holder will not exercise its default rights, which would result in the principal and accrued interest becoming immediately due. If the registration statement is not declared effective within 120 days of the issuance of the note, Trinity USA must pay as liquidated damages 2% of the purchase price of the note for each 30-day period until the statement is effective. Trinity USA also granted piggyback registration rights with respect to the warrant shares. If this registration statement is not declared effective within 120 days of the issuance of the note, Trinity USA must pay as liquidated damages 2% of the purchase price of the note for each 30-day period until the statement is effective. Therefore, the total liquidated damages that may need to be paid if this registration statement is not declared effective within 120 days of the issuance of the note is 4% of the purchase price of the note for each 30-day period until the statement is effective.

Trinity USA received net proceeds of approximately $450,000 under this exempt offering. The proceeds from this exempt offering will be used to meet Trinity USA's continuing operating expense requirements, including the cost of filing the aforementioned Registration Statement.

NOTE H- COMMON STOCK UNITS

On June 21, 2000, the Company began to raise additional capital under a private placement offering. A maximum of 175 preferred stock units at $4,000 per unit were initially offered in the private placement. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to common stock units. Each unit consisted of one thousand shares of the Company's common stock, par value $.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the common stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus, July 24, 2000. The common shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Company received a total of $634,000 through this private placement offering, for an aggregate of 158.5 units sold. Net proceeds to the Company were $570,600, after commissions.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE I- STOCK OPTIONS AND WARRANTS

A summary of changes in common stock options and warrants during 2000 is as follows:


                                                                    WEIGHTED
                                                                    AVERAGE
                                                  NUMBER OF         EXERCISE
                                                   SHARES            PRICE
------------------------------------------------------------       ----------
OPTIONS:
Outstanding at December 31, 1999                           0       $       -
Granted                                               60,000       $    3.75
Exercised                                                  0       $       -
Cancelled                                                  0       $       -
                                                ------------
Outstanding at December 31, 2000                      60,000       $    3.75
                                                ============
Options exercisable
 (vested) at December 31, 2000                        30,000       $    3.50
                                                ============

WARRANTS:
Outstanding at December 31, 1999                           0       $       -
Granted                                              174,350       $    4.00
Exercised                                                  0       $       -
Cancelled                                                  0       $       -
                                                ------------
Outstanding at December 31, 2000                     174,350       $    4.00
                                                ============

Warrants exercisable
 (vested) at December 31, 2000                       174,350       $    4.00
                                                ============

No stock options or warrants were issued during 1999. The non-statutory stock options were issued to Trinity USA's Chief Financial Officer (see Note K). The exercise price of the options were equal to or greater than the fair value of the common stock at the grant dates.

The warrants were issued in connection with a Common Stock Unit Offering (see Note H), whereby 158,500 warrants were issued to the investors and 15,850 warrants were issued to the placement agents.

Stock - Based Compensation

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and income per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000: dividend yield of zero percent, risk-free interest rate of 6 percent, expected lives of five years, and expected volatility of 150.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share for 2000 would have been reduced to the pro forma amounts indicated below:

Net Loss
        As reported                              $ (2,207,315)
        FAS 123 effect                              $ (96,400)
                                                 ------------
        Pro forma                                $ (2,303,715)
                                                 ============
Loss per share
        As reported - Basic and Diluted               $ (0.21)
        Pro forma - Basic and Diluted                 $ (0.22)

        Basic and Diluted Weighted
          Average Shares Outstanding               10,289,970
                                                 ============

The following table summarizes information about stock options and warrants outstanding at December 31, 2000:


                                             OUTSTANDING                                         EXERCISABLE
                           -------------------------------------------------------   -------------------------------
                              NUMBER         WEIGHTED AVERAGE        WEIGHTED             NUMBER          WEIGHTED
            RANGE OF        OUTSTANDING         REMAINING             AVERAGE           EXERCISABLE        AVERAGE
         EXERCISE PRICES     12/31/00     CONTRACT LIFE (YEARS)   EXERCISE PRICE         12/31/00      EXERCISE PRICE
         -------------------------------------------------------------------------   -------------------------------
OPTIONS:
              $4.00                50,000          9.66                $ 4.00                  20,000       $ 4.00
              $2.50                10,000         10.00                $ 2.50                  10,000       $ 2.50
         -------------------------------------------------------------------------   -------------------------------
          $2.50 - 4.00             60,000          9.72                $ 3.75                  30,000       $ 3.50
         =========================================================================   ===============================

WARRANTS:

              $4.00               174,350          1.58                $ 4.00                 174,350       $ 4.00
         =========================================================================   ===============================

NOTE J- RELATED PARTY TRANSACTIONS

Trinity USA entered into a Collaboration and Supply Agreement with Trinity Medical Group, Ltd., dated December 1, 1999. Under the terms of the Collaboration and Supply Agreement, Trinity USA will pay Trinity Medical Group, Ltd. for research personnel at contractual rates, travel, laboratory, facility and publication costs associated with clinical trials of REMUNE until full regulatory approval in Thailand is granted. Since inception through December 31, 1999 and during the year ended December 31, 2000, Trinity Medical Group, Ltd. billed Trinity USA approximately $294,000 and $689,300, respectively, for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 1999 and during the year ended December 31, 2000, Trinity USA paid Trinity Medical Group, Ltd. approximately $294,000 and $375,000, respectively, for amounts previously billed. As of December 31, 2000, the Company has also recorded a liability for amounts payable to Trinity Medical Group, Ltd. in the amount of

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

$314,299, which is included in Payable to Affiliates on the accompanying balance sheet. The amounts paid or payable to Trinity Medical Group, Ltd. were incurred by the Company under the terms and conditions of the Collaboration and Supply Agreement dated December 1, 1999.

The Collaboration and Supply Agreement also provided that Trinity USA make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of shares of common stock not to exceed 1 million shares. The requirement for Trinity USA not to exceed 1 million shares in its attempt to capitalize itself was subsequently waived. Trinity USA agreed to prepare and complete all necessary documentation required for registration of Trinity USA with the Securities and Exchange Commission as a reporting company, which it has done by filing a Form 10-SB on May 12, 2000. In exchange for Trinity USA being capitalized and a reporting company, Trinity Medical Group, Ltd. agreed to transfer its License and Collaboration Agreement and Stock Purchase Agreement between it and The Immune Response Corporation, dated September 15, 1995, to Trinity USA no later than the first sale of the product after full regulatory approval in Thailand has been granted.

The Company and Trinity Medical Group, Ltd. entered into an Assignment Agreement on August 3, 2000, whereby all of Trinity Medical Group, Ltd.'s rights, title, and interests in the License and Collaboration agreement and Stock Purchase Agreement were assigned to the Company. There was no accounting recognition by the Company as a result of the transfer of the License and Collaboration Agreement and the related Stock Purchase Agreement.

On August 4, 2000, The Company assigned through a Sublicense and Supply Agreement the sales, distribution, manufacturing and marketing rights to REMUNE in Thailand to Trinity Assets Company Limited, an affiliate of the Company and Trinity Medical Group, Ltd. The manufacturing rights assigned to Trinity Assets Company Limited are non-exclusive. Trinity Assets Company Limited is related through common ownership. Two of the Company's directors, Inthanom John Churdboonchart and Orranart Victoria Churdboonchart, are beneficial owners of the Company's common stock and are shareholders of Trinity Assets Company Limited. The Sublicense and Supply Agreement provides that the Company will realize a minimum gross profit from the sale of REMUNE to Trinity Assets Company Limited in Thailand and that profits, as defined, from the sale of REMUNE in licensed territories other than Thailand will be shared equally. It is the intent of the parties that if and when Trinity Assets Company Limited begins to manufacture REMUNE, the Company will continue to realize revenues either from the purchase and resale of REMUNE to Trinity Assets Company Limited or as royalties from Trinity Assets Company Limited on its sales of REMUNE to others. Specific terms of the resale gross profit or royalties have not been negotiated by the parties at this time.

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

Since inception through December 31, 1999 and during the year ended December 31, 2000, Trinity Assets Company Limited billed Trinity USA approximately $0 and $317,950, respectively, for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2000, no amounts have been paid to Trinity Assets Company for amounts previously billed. As of December 31, 2000, the Company has also recorded a liability

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

for amounts payable to Trinity Assets Company Limited in the amount of $317,950, which is included in Payable to Affiliates on the accompanying balance sheet. The amounts payable to Trinity Assets Company Limited were incurred by the Company under the terms and conditions of the Sublicense and Supply Agreement, dated August 4, 2000.

On November 10, 2000, the Company and Trinity Medical Group, Ltd. terminated the Collaboration and Supply Agreement, dated December 1, 1999. Trinity Assets Company Limited will prospectively perform the research and development of REMUNE and will invoice Trinity USA in connection with the terms and conditions of the Sublicense and Supply Agreement between the two parties.

NOTE K - COMMITMENTS

In 1999, the Company entered into an employment agreement with Dr. James S. Namnath (shareholder), whereby he would serve as the Company's Chief Executive Officer. Dr. Namnath's employment would be conducted under contract services with his then present employer, NotesETC, Inc. until such time ("Milestone") that the Company either begins sale of REMUNE product or is approved for public trading of its common shares in the United States equity market as a reporting company; after this time, he would be directly employed by the Company on a full time basis.

Until Milestone, his compensation would be at a rate of $250 per hour but not to exceed 60 hours per month ($15,000). After Milestone, his salary would be $35,000 per month. In August of 2000, the terms of this employment agreement were modified to provide for a monthly salary amount of $25,000 as opposed to $35,000 per month. The agreement expired on December 31, 2000.

On February 2, 2001, the Company entered into a new one-year employment agreement with its Chief Executive Officer and Director, Dr. James Namnath, whereby the Officer will be paid a minimum annual salary of $300,000. If the Officer is terminated without cause as defined, the minimum salary and certain other benefits must continue to be paid through the remaining term of the employment agreement.

On September 5, 2000, the Company entered into a two year employment agreement with its Chief Financial Officer, whereby the Officer will be paid a minimum annual salary of $160,000 and receive a minimum annual bonus equal to 10% of the annual salary amount. The Officer was also granted 50,000 non-statutory stock options with a term of 10 years at an exercise price of $4.00. The market price of the Company's common stock was equal to the exercise price at the date of grant. The Officer will receive a minimum of 50,000 additional stock options on each anniversary date of the employment agreement. If the Officer is terminated without cause as defined, the minimum salary, bonus and certain other benefits must continue to be paid through the remaining term of the employment agreement.

In January 2000, the Company entered into a non-cancelable operating lease for office facilities and general administrative services in Las Vegas, Nevada. The lease expired in January 2001. In September 2000, the Company entered into a non-cancelable operating lease for office facilities and general administrative services in Rancho Santa Margarita, California which expires in November 2001. The monthly rental expense is approximately $2,200 for this facility. Rent expense was approximately $16,700 for the year ended December 31, 2000 and $0 for the period from inception to December 31, 1999.

                         Trinity Medical Group USA, Inc.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE L - CONCENTRATION OF CREDIT RISK

The Company has cash deposits at U.S. banks and financial institutions which exceed federally insured limits at December 31, 2000. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such non-performance.

NOTE M - STOCK ISSUED FOR SERVICES

During 1999, the Company issued 493,000 shares of common stock in exchange for consulting services provided. The expense related to such services of $229,200 was determined based upon the fair value of the services received.

NOTE N - INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000. At December 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income for federal tax purposes of approximately $3,070,000; such carryforwards expire in various years through 2020. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred assets due to the uncertainty of realization.