Form 10QSB
period 2001-03-31
TRINITY MEDICAL GROUP INC
filed 2001-05-11
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                MARCH 31, 2001 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES _______ EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO______

                        COMMISSION FILE NUMBER: 000-30619

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

         30021 TOMAS STREET, SUITE 300, RANCHO SANTA MARGARITA, CA 92688
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)


                                 (949) 459-2170
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

              Class                              Outstanding at May 11, 2001
 Common Stock - $0.001 par value                      11,263,038 shares

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

         Item 2 - Management's Discussion and Analysis
                   or Plan of Operation................................................................9

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...................................................................13
         Item 2 - Changes in Securities and Use of Proceeds...........................................13
         Item 3 - Defaults Upon Senior Securities ....................................................13
         Item 4 - Submission of Matters to a Vote of Security Holders.................................13
         Item 5 - Other Information...................................................................13
         Item 6 - Exhibits and Reports on Form 8-K....................................................13
         Signatures ..................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             TRINITY MEDICAL GROUP USA, INC.
                                          (a company in the development stage)
                                                     BALANCE SHEETS

                                                         ASSETS
                                                                                   March 31,            December 31,
                                                                                      2001                  2000
                                                                               -------------------   -------------------
Current Assets:
       Cash                                                                               $ 5,521             $ 117,056
       Prepaid expenses and deposits                                                        4,245                 4,245
                                                                               ------------------    ------------------

            Total current assets                                                            9,766               121,301
                                                                               ------------------    ------------------
Property and equipment
       Office furniture and fixtures                                                        6,088                 6,088
       Office equipment                                                                     4,973                 4,973
                                                                               ------------------    ------------------
                                                                                           11,061                11,061
            Less accumulated depreciation                                                  (1,376)                 (667)
                                                                               ------------------    ------------------
                 Net property and equipment                                                 9,685                10,394
                                                                               ------------------    ------------------

                      Total assets                                                       $ 19,451             $ 131,695
                                                                               ==================    ==================

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable                                                                  $ 84,003              $ 17,861
       Payable to affiliates                                                              900,249               632,249
       Accrued liabilities                                                                133,894               157,431
       Deferred compensation                                                               87,500                12,500
       Notes payable to officer                                                            60,500                     -
       Convertible promissory note                                                        500,000               500,000
                                                                               ------------------    ------------------
            Total current liabilities                                                   1,766,146             1,320,041
                                                                               ------------------    ------------------

Stockholders' deficit:
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 11,263,038 shares issued and outstanding                           11,263                11,263
       Additional paid-in capital                                                       1,873,908             1,873,908
       Deficit accumulated during the development stage                                (3,631,866)           (3,073,517)
                                                                               ------------------    ------------------
                      Total stockholders' deficit                                      (1,746,695)           (1,188,346)
                                                                               ------------------    ------------------
                      Total liabilities and stockholders' deficit                        $ 19,451             $ 131,695
                                                                               ==================    ==================

                            The accompanying notes are an integral part of these statements.

                                                            3

                                             TRINITY MEDICAL GROUP USA, INC.
                                          (a company in the development stage)
                                                STATEMENTS OF OPERATIONS

                                                         Period
                                                     from Inception                     Three Months Ended
                                                           to                                March 31,
                                                     March 31, 2001                2001                    2000
                                                  ---------------------     --------------------    -------------------
Operating expenses:
     Research and development                             $ (1,569,249)              $ (268,000)                   $ -
     General and administrative                             (1,374,892)                (250,998)              (127,924)
     Acquisition costs                                        (404,200)                       -                      -
                                                  ---------------------     --------------------    -------------------
                 Total operating expenses                   (3,348,341)                (518,998)              (127,924)
                                                  ---------------------     --------------------    -------------------

Other income (expense):
     Interest income                                             3,845                      331                  1,042
     Interest expense                                         (278,925)                 (39,682)               (18,658)
     Loss on sale of investments                                (8,445)                       -                      -
                                                  ---------------------     --------------------    -------------------
                                                              (283,525)                 (39,351)               (17,616)
                                                  ---------------------     --------------------    -------------------
                 Net Loss                                 $ (3,631,866)              $ (558,349)            $ (145,540)
                                                  =====================     ====================    ===================

     Basic and diluted loss per common
        share                                                                           $ (0.05)               $ (0.01)
                                                                            ====================    ===================
     Basic and diluted weighted average
        common shares outstanding                                                    11,263,038             10,226,000
                                                                            ====================    ===================

                            The accompanying notes are an integral part of these statements.

                                                            4

                                             TRINITY MEDICAL GROUP USA, INC.
                                          (a company in the development stage)
                                                STATEMENTS OF CASH FLOWS

                                                                Period
                                                            from Inception             Three Months Ended
                                                                  to                        March 31,
                                                            March 31, 2001          2001               2000
                                                           -----------------   ----------------  -----------------
 Cash flows from operating activities:
      Net loss                                                 $ (3,631,866)        $ (558,349)        $ (145,540)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation                                                 1,376                709                  -
         Stock issued for services and interest payment             385,919                  -                  -
         Intrinsic value of beneficial conversion                   146,552                  -                  -
         Loss on sale of investments                                  8,445                  -                  -
         Changes in assets and liabilities:
            Prepaid expenses and deposits                            (4,245)                 -                  -
            Accounts payable                                         84,003             66,142             (8,343)
            Payable to affiliates                                   900,249            268,000                  -
            Accrued liabilities and deferred compensation           221,394             51,463             18,658
                                                           -----------------   ----------------  -----------------
               Net cash used in operating activities             (1,888,173)          (172,035)          (135,225)
                                                           -----------------   ----------------  -----------------

 Cash flows from  investing activities:
      Purchases of fixed assets                                     (11,061)                 -                  -
      Purchases of investments                                      (69,330)                 -                  -
      Proceeds from sale of investments                              60,885                  -                  -
                                                           -----------------   ----------------  -----------------
               Net cash used in investing activities                (19,506)                 -                  -
                                                           -----------------   ----------------  -----------------
 Cash flows from financing activities:
      Proceeds from issuance of convertible notes payable           772,500                  -             30,000
      Proceeds from issuance of officer notes payable                60,500             60,500                  -
      Proceeds from issuance of convertible promissory
         note                                                       500,000                  -                  -
      Net proceeds from sale of common stock units                  570,600                  -                  -
      Collection of subscription receivable                           9,600                  -                  -
                                                           -----------------   ----------------  -----------------

               Net cash provided by financing activities          1,913,200             60,500             30,000
                                                           -----------------   ----------------  -----------------
               Net increase (decrease) in cash and
                   cash equivalents                                   5,521           (111,535)          (105,225)
 Cash and cash equivalents - beginning of period                          -            117,056            171,485
                                                           -----------------   ----------------  -----------------
 Cash and cash equivalents - end of period                          $ 5,521            $ 5,521           $ 66,260
                                                           =================   ================  =================
 Non-cash investing and financing activities:
      Issuance of common stock to founding shareholders
        in exchange for subscription receivable                     $ 9,600                $ -                $ -
                                                           =================   ================  =================
      Conversion of convertible notes payable and
        related accrued interest and commissions
        to common stock                                           $ 929,219                $ -                $ -
                                                           =================   ================  =================

                            The accompanying notes are an integral part of these statements.

                                                            5

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000 and for the period from inception (September 28, 1998) to March 31, 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and for the periods from inception (September 28, 1998) to December 31, 2000 and 1999, filed with the Securities and Exchange Commission on March 30, 2001.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at March 31, 2001 has accumulated losses amounting to $3,631,866. For the three month period ended March 31, 2001, and for the period from inception to March 31, 2001 the Company used $172,035 and $1,888,173 respectively, of cash in its operations. Additionally, the Company has a working capital deficit of $1,756,380 and a stockholders' deficit of $1,746,695 at March 31, 2001.

The Company or its affiliate, Trinity Assets Company Limited, has not yet submitted an application for an approval from the Thai Ministry of Health or Food and Drug Administration to market, distribute and manufacture REMUNE. Approval of REMUNE by the Thai Food and Drug Administration or Ministry of Public Health is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai Food and Drug Administration does not approve REMUNE, it cannot be marketed, sold or manufactured in Thailand and the Company will be unable to generate any revenue in Thailand or any other of its licensed countries.

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

The Company intends to market REMUNE in the countries where it has the rights through partners or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support. The Company intends to finance the aforementioned activities through a primary offering. The Company filed a registration statement on Form SB-2 on October 20, 2000 to register 2,000,000 common shares to be sold by the Company directly or through underwriters or dealers from time to time.

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

NOTE C - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 234,350 shares of common stock as of March 31, 2001 because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated 225,000 shares of common stock issuable as of March 31, 2001 upon the conversion of a convertible promissory note because the representative share increments would be antidilutive.

NOTE D - DEFERRED COMPENSATION

The Company has deferred the compensation of its Chief Executive Officer since December 31, 2000 in order to conserve cash. The outstanding deferred compensation balance bears interest at prime (8% at March 31, 2001) plus 2% and is due on demand.

NOTE E - NOTES PAYABLE TO OFFICER

During March 2001 the Company borrowed, through the issuance of three separate notes, $60,500 from its Chief Executive Officer. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the notes or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities.

NOTE F - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001, Trinity Assets Company Limited billed Trinity USA approximately $268,000 for costs incurred related to the research and development of the drug REMUNE. Since inception through March 31, 2001, no amounts have been paid to Trinity Assets Company Limited for amounts previously billed. As of March 31, 2001, the Company has recorded a liability for amounts payable to Trinity Assets Company Limited and Trinity Medical Group Ltd. in the amounts of $585,950 and $314,299, respectively, which is included in Payable to Affiliates on the accompanying balance sheet.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. The Company's obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

NOTE G - SUBSEQUENT EVENTS

On May 8, 2001, the Company and The Immune Response Corporation amended the License and Collaboration Agreement to set the earliest possible termination date to August 31, 2004. The amendment to the License and Collaboration Agreement also states that The Immune Response Corporation will manufacture, sell and deliver to Trinity USA a quantity of REMUNE equal to Trinity USA's requirement of REMUNE for commercial sale and distribution in its territory, up to 25% of The Immune Response Corporation's actual monthly production of the product. In the event Trinity USA's requirement of REMUNE exceeds 25% of The Immune Response Corporation's actual monthly production, Trinity USA may request additional product and The Immune Response Corporation, in its sole discretion, may manufacture and sell the additional product to Trinity USA. The Company's cost of REMUNE is contractually based upon The Immune Response Corporation's manufacturing cost, as defined under generally accepted accounting principles, plus an agreed upon markup percentage. The amendment to the License and Collaboration Agreement eliminated the requirement for the Company to pay royalties to The Immune Response Corporation as a result of sales of REMUNE in the Company's licensed territories.

In April 2001, the Company borrowed, through the issuance of two notes, $30,000 from its Chief Executive Officer. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the note or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS.

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

OUR LICENSED TECHNOLOGY.

         Trinity Medical Group USA, Inc. was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, we became a Florida corporation. Trinity USA is an affiliate of Trinity Medical Group, Ltd. and Trinity Assets Company Limited. We are a late development stage company with rights to market an HIV-Immunogen also known as REMUNE, a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus, or HIV. REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's vaccine technology.

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

         In November 2000, Trinity USA gained approval from two national committees of the Thai government, The Technical Subcommittee on AIDS Vaccine Development and the National Ethical Committee, Ministry of Public Health, to conduct an open label program, known as M903, to treat up to 10,000 individuals. Results of this program were not required by the Thai FDA in their consideration of REMUNE for full commercialization. Trinity USA has indefinitely postponed the initiation of this program until such time that adequate funding for the program becomes available, if ever.

                                PLAN OF OPERATION

GENERAL OVERVIEW.

         We have minimal operations, nominal assets and no revenues from operations. We have only approximately one year of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until 2002. As we do not currently have any external sources of funding, our inability to successfully implement the offering of shares under our SB-2 registration statement and further our business strategy may compromise our ability to achieve our projected revenues.

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

CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2002. For the three month period ended March 31, 2001, we used approximately $172,000 of cash in our operations. This cash was provided by financing activities which included the issuance of a convertible promissory note in the fourth quarter of 2000 and officer notes payable in March 2001. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with the filing of our registration statement on Form SB-2 and our Form 10-KSB for the year ended December 31, 2000. We expect to incur approximately $900,000 of research and development expenses during 2001 related to the research and development of our product, REMUNE.

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

         We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to fund our business. We currently anticipate that the net proceeds from our sale of our shares of common stock covered by our SB-2 registration statement, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. Currently, Trinity USA is attempting to secure up to $300,000 of bridge financing, through a Regulation S offering, which will be used to pay general and administrative expenses, including those associated with the filing of our SB-2 registration statement. We may borrow up to $100,000 from certain of our executive officers, through short-term, unsecured notes with interest rates ranging from 10%-15% per annum, if our Regulation S offering is unsuccessful. Through April 30, 2001, we have borrowed $90,500 from our chief executive officer.

         During the next 12 months, Trinity USA expects to pay at least one of the two remaining $5 million payments to The Immune Response Corporation. The two remaining payments must be paid upon 1) the approval of REMUNE in Thailand for commercial sale and 2) receipt of the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. The amount that Trinity USA expects to pay Trinity Assets Company Limited or Trinity Medical Group, Ltd. for expenses related to clinical studies and the regulatory requirements during 2000 and 2001 could be between $1.5-$2.0 million, of which approximately $669,000 has been paid through March 31, 2001. The amounts currently or prospectively payable to Trinity Asset Company Limited and Trinity Medical Group, Ltd. are expected to be paid from the cash proceeds to be raised under the primary share offering included in our SB-2 registration statement. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity

Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

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

         We intend to increase our employment base in the second and third quarter of 2001. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during the second and third quarter of 2001. To date, however, no additional directors have been specifically identified. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of the third quarter of 2001. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         10.7 License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995(2)+

         10.8 Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995(2)

         10.9     Great Offices, Inc./American Office Centers, L.L.C.
                  Sublease(3)

         10.10 Dr. James S. Namnath's Employment Agreement, dated February 2, 2001(3)

         10.11 Amendment No. 2 to the License and Collaboration Agreement dated May 8, 2001 (4)+

(1) Filed with the Company's Registration Statement on Form SB-2 filed on October 20, 2000.
(2) Filed with the Company's amended Registration Statement on Form SB-2 filed on December 22, 2000.
(3) Filed with the Company's amended Registration Statement on Form SB-2 filed on February 13, 2001.
(4) Filed herewith.
 + Confidential treatment has been requested with respect to certain portions of this agreement.

B)       REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRINITY MEDICAL GROUP USA, INC.
                                         -------------------------------

                                         Registrant

Date:    May 11, 2001                    By: /s/ Gary E. Wilson
                                             ------------------------
                                             Gary E. Wilson,
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Treasurer