Form 10QSB
period 2001-06-30
TRINITY MEDICAL GROUP INC
filed 2001-08-14
CIK 1110557


                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                           FORM 10-QSB

         (MARK ONE)
      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     ---  1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     ---  1934 FOR THE TRANSITION PERIOD FROM _______ TO______

                                     COMMISSION FILE NUMBER: 0-30619

                                 TRINITY MEDICAL GROUP USA, INC.
                     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                                            68-0438943
  ---------------------------------------------        ----------------------------------------
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

                   Class                                          Outstanding at August 14, 2001
      Common Stock - $0.001 par value                                   11,589,704 shares

                                      INDEX

                                                                            PAGE
                                                                            ----

COVER PAGE...................................................................1

INDEX........................................................................2

PART I - FINANCIAL INFORMATION
         Item 1 -  Financial Statements:
                     Balance Sheets..........................................3
                     Statements of Operations................................4
                     Statements of Cash Flows................................5
                     Notes to Financial Statements...........................6

         Item 2 -   Management's Discussion and Analysis
                     or Plan of Operation...................................12

PART II - OTHER INFORMATION

         Item 1 -   Legal Proceedings.......................................16
         Item 2 -   Changes in Securities and Use of Proceeds...............16
         Item 3 -   Defaults Upon Senior Securities ........................17
         Item 4 -   Submission of Matters to a Vote of Security Holders.....17
         Item 5 -   Other Information.......................................17
         Item 6 -   Exhibits and Reports on Form 8-K........................17
         Signatures ........................................................19

                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        TRINITY MEDICAL GROUP USA, INC.
                                     (a company in the development stage)
                                                BALANCE SHEETS

                                                    ASSETS

                                                                         June 30,            December 31,
                                                                           2001                  2000
                                                                    -------------------   -------------------
Current Assets:
       Cash and cash equivalents                                             $ 502,256             $ 117,056
       Prepaid expenses and deposits                                             4,245                 4,245
                                                                    -------------------   -------------------

            Total current assets                                               506,501               121,301
                                                                    -------------------   -------------------

Property and equipment

       Office furniture and fixtures                                             6,088                 6,088
       Office equipment                                                          4,973                 4,973
                                                                    -------------------   -------------------
                                                                                11,061                11,061
            Less accumulated depreciation                                       (2,084)                 (667)
                                                                    -------------------   -------------------

                 Net property and equipment                                      8,977                10,394
                                                                    -------------------   -------------------

                      Total assets                                           $ 515,478             $ 131,695
                                                                    ===================   ===================

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                      $ 259,177              $ 17,861
       Payable to affiliates                                                 1,272,003               632,249
       Accrued liabilities                                                     107,541               157,431
       Deferred compensation                                                   137,500                12,500
       Notes payable to officers                                                90,500                     -
       Convertible promissory note                                             500,000               500,000
                                                                    -------------------   -------------------
            Total current liabilities                                        2,366,721             1,320,041
                                                                    -------------------   -------------------

Stockholders' deficit:
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 11,589,704 and 11,263,038 shares
            issued and outstanding                                              11,590                11,263
       Additional paid-in capital                                            3,271,799             1,873,908
       Deficit accumulated during the development stage                     (5,134,632)           (3,073,517)
                                                                    -------------------   -------------------
                      Total stockholders' deficit                           (1,851,243)           (1,188,346)
                                                                    -------------------   -------------------

                      Total liabilities and stockholders' deficit            $ 515,478             $ 131,695
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



                                             TRINITY MEDICAL GROUP USA, INC.
                                          (a company in the development stage)
                                                STATEMENTS OF OPERATIONS


                                        Period
                                    from Inception          Three Months Ended                 Six Months Ended
                                          to                    June 30,                          June 30,
                                    June 30, 2001         2001             2000             2001             2000
                                    ---------------  ---------------  ---------------  ---------------  ---------------

Operating expenses:
    Research and development          $ (1,941,003)      $ (371,754)      $ (200,000)      $ (639,754)      $ (200,000)
    General and administrative          (1,826,446)        (451,554)         (85,035)        (702,552)        (212,959)
    Acquisition costs                     (404,200)               -                -                -                -
                                    ---------------  ---------------  ---------------  ---------------  ---------------
            Total operating expenses    (4,171,649)        (823,308)        (285,035)      (1,342,306)        (412,959)
                                    ---------------  ---------------  ---------------  ---------------  ---------------

Other income (expense):
    Interest income                          3,845                -               78              331            1,120
    Interest expense                      (958,383)        (679,458)         (18,645)        (719,140)         (37,303)
    Loss on sale of investments             (8,445)               -                -                -                -
                                    ---------------  ---------------  ---------------  ---------------  ---------------
                                          (962,983)        (679,458)         (18,567)        (718,809)         (36,183)
                                    ---------------  ---------------  ---------------  ---------------  ---------------
               Net Loss               $ (5,134,632)    $ (1,502,766)      $ (303,602)    $ (2,061,115)      $ (449,142)
                                    ===============  ===============  ===============  ===============  ===============

    Basic and diluted loss per common
       share                                                $ (0.13)         $ (0.03)         $ (0.18)         $ (0.04)
                                                     ===============  ===============  ===============  ===============
    Basic and diluted weighted average
       common shares outstanding                         11,278,918       10,226,000       11,270,934       10,226,000
                                                     ===============  ===============  ===============  ===============


                            The accompanying notes are an integral part of these statements.



                                                 TRINITY MEDICAL GROUP USA, INC.
                                               (a company in the development stage)
                                                     STATEMENTS OF CASH FLOWS


                                                                         Period
                                                                     from Inception                Six Months Ended
                                                                           to                          June 30,
                                                                     June 30, 2001             2001                 2000
                                                                  --------------------  -------------------  -------------------

 Cash flows from operating activities:
      Net loss                                                           $ (5,134,632)        $ (2,061,115)          $ (449,142)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation                                                          2,084                1,417                    -
          Stock issued for services and interest payment                      385,919                    -                    -
          Stock options issued for services and warrants
            issued in connection with financings                              208,350              208,350                    -
          Intrinsic value of beneficial conversion                            750,668              604,116                    -
          Loss on sale of investments                                           8,445                    -                    -
          Changes in assets and liabilities:
             Prepaid expenses and deposits                                     (4,245)                   -                    -
             Accounts payable                                                 259,177              241,316               (8,343)
             Payable to affiliates                                          1,272,003              639,754              200,000
             Accrued liabilities and deferred compensation                    302,793              132,862               40,753
                                                                  --------------------  -------------------  -------------------
                 Net cash used in operating activities                     (1,949,438)            (233,300)            (216,732)
                                                                  --------------------  -------------------  -------------------

 Cash flows from investing activities:
      Purchases of fixed assets                                               (11,061)                   -               (2,100)
      Purchases of investments                                                (69,330)                   -                    -
      Proceeds from sale of investments                                        60,885                    -                    -
                                                                  --------------------  -------------------  -------------------
                 Net cash used in investing activities                        (19,506)                   -               (2,100)
                                                                  --------------------  -------------------  -------------------

 Cash flows from financing activities:
      Proceeds from issuance of convertible notes payable                     772,500                    -               40,000
      Proceeds from issuance of notes payable to officers                      90,500               90,500                    -
      Proceeds from issuance of convertible promissory
          notes                                                             1,000,000              500,000                    -
      Net proceeds from sale of common stock units                            570,600                    -               31,050
      Proceeds from exercise of common stock warrants                          28,000               28,000                    -
      Collection of subscription receivable                                     9,600                    -                9,600
                                                                  --------------------  -------------------  -------------------

                 Net cash provided by financing activities                  2,471,200              618,500               80,650
                                                                  --------------------  -------------------  -------------------
                 Net increase (decrease) in cash and
                     cash equivalents                                         502,256              385,200             (138,182)

 Cash and cash equivalents - beginning of period                                    -              117,056              171,485
                                                                  --------------------  -------------------  -------------------

 Cash and cash equivalents - end of period                               $    502,256         $    502,256           $   33,303
                                                                  ====================  ===================  ===================

 Non-cash investing and financing activities:
      Issuance of common stock to founding shareholders
        in exchange for subscription receivable                          $      9,600         $          -           $        -
                                                                  ====================  ===================  ===================

      Conversion of convertible notes payable and
        related accrued interest and commissions
        to common stock                                                  $    929,219         $          -           $        -
                                                                  ====================  ===================  ===================

      Conversion of convertible promissory note and
        related accrued interest to common stock                         $    557,752         $    557,752           $        -
                                                                  ====================  ===================  ===================


                                 The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and 2000 and for the period from inception (September 28, 1998) to June 30, 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and for the periods from inception (September 28, 1998) to December 31, 2000 and 1999, filed with the Securities and Exchange Commission on March 30, 2001.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 2001 has accumulated losses amounting to $5,134,632. For the six month period ended June 30, 2001, and for the period from inception to June 30, 2001 the Company used $233,300 and $1,949,438, respectively, of cash in its operations. Additionally, the Company has a working capital deficit of $1,860,220 and a stockholders' deficit of $1,851,243 at June 30, 2001.

In July 2001 the Company, through its affiliate Trinity Assets Company Limited, filed a new drug application for approval by the Thai Food and Drug Administration to market, distribute and manufacture REMUNE in Thailand. Approval of REMUNE by the Thai Food and Drug Administration is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai Food and Drug Administration does not approve REMUNE, it cannot be marketed, sold or manufactured in Thailand and the Company will be unable to generate any revenue in Thailand or any other of its licensed countries.

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

The Company intends to market REMUNE in the countries where it has the rights through partners or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support. The Company intends to finance the aforementioned activities through a primary offering and/or additional private placements. The Company filed a registration statement on Form SB-2 on October 20, 2000 to register 2,000,000 common shares to be sold at a price of $6.00 per share by the Company directly or through underwriters or dealers from time to time. The registration statement was declared effective by the Securities and Exchange Commission on May 23, 2001. No shares have been sold under this offering.

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

NOTE C - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 618,537 shares of common stock as of June 30, 2001 because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated 194,000 shares of common stock issuable as of June 30, 2001 upon the conversion of a convertible promissory note because the representative share increments would be antidilutive.

NOTE D - DEFERRED COMPENSATION

The Company has deferred the compensation of its Chief Executive Officer from December 31, 2000 through May 31, 2001 in order to conserve cash. The outstanding deferred compensation balance bears interest at prime (6.75% at June 30, 2001) plus 2% and is due on demand.

NOTE E - NOTES PAYABLE TO OFFICERS

During the six month period ended June 30, 2001 the Company borrowed, through the issuance of five separate notes, $90,500 from its Chief Executive Officer and its Corporate Secretary. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the notes or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities. Although the Company has obtained financing in excess of $200,000 since the issuance of these notes, only $50,000 of principal has been repaid to the Officers. This amount was repaid in July 2001.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

NOTE F - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001, Trinity Assets Company Limited billed Trinity USA approximately $640,000 for costs incurred related to the research and development of the drug REMUNE. Since inception through June 30, 2001, no amounts have been paid to Trinity Assets Company Limited for amounts previously billed. As of June 30, 2001, the Company has recorded a liability for amounts payable to Trinity Assets Company Limited and Trinity Medical Group Ltd. in the amounts of $957,704 and $314,299, respectively, which is included in Payable to Affiliates on the accompanying balance sheet. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. The Company's obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

NOTE G - CONVERTIBLE PROMISSORY NOTES

On June 22, 2001, RoyCap Inc. converted its $500,000 convertible promissory note dated October 19, 2000, and related accrued interest and liquidated damages of $57,752, into 319,666 shares of the Company's common stock. In addition, a warrant to purchase 319,666 shares of the Company's common stock at an exercise price of $4.00 per share until June 22, 2006 was granted as per the terms of this note. The Company recorded an additional charge to interest expense of $353,448 for the fair value of the beneficial conversion feature.

On June 29, 2001, in connection with a Regulation S offering, the Company issued a $500,000 convertible promissory note to an "accredited investor". The note matures on June 29, 2002 and bears interest at 8% per annum, with interest payments due and payable semi-annually. The note is convertible at the conversion price equal to the lesser of (i) $4.00 or (ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. The Company recorded a charge to interest expense of $250,668 in connection with the issuance of this note. The charge represents the entire intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The note is convertible at the option of the holder for the entire term of the note. The note is convertible at the option of the Company provided that the registration statement to be filed to register the underlying common shares and warrant shares has been effective for ninety (90) consecutive days and the Company's common stock has had a closing bid price equal to or greater than $4.00 for the five (5) consecutive trading days preceding the delivery of the conversion notice. On the date of conversion, the Company shall also issue to the holder a warrant to purchase such number of shares of the company's common stock equal to aggregate the number of shares of common stock issued upon conversion of this note. The warrant shall have an exercise price equal to $4.00 per share and shall have a term of five years from its date of issuance. Interest accruing on the note is payable, at the option of the Company, in cash or in accordance with the aforementioned conversion terms of the note. No value has been assigned to the warrants. Upon conversion of the note and the related issuance of the warrants, a charge to interest expense of $249,332 will be recorded for the allocated fair value of the warrants.

The covenants of the note prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The covenants of the note also require the Company to file a registration statement by August 14, 2001 and to use its reasonable best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (SEC) within 90 days of the issuance of the note and to respond to the SEC's review comments within 5 business days. If the registration statement is not filed by August 14, 2001 or declared effective within

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

120 days of the issuance of the note, the Company must pay as liquidated damages 2% of the purchase price of the note for each 30-day period until the statement is effective. The Company also granted piggyback registration rights with respect to the warrant shares.

The Company received net proceeds of approximately $450,000 under this offering. The offering costs of $50,000 were charged to expense. The proceeds from this offering will be used to meet the Company's continuing operating expense requirements, including the cost of filing the aforementioned Registration Statement.

NOTE H - STOCK OPTIONS AND WARRANTS

On June 1, 2001 the Company granted 10,000 non-qualified stock options to its corporate secretary in connection with the execution of an employment agreement (see Note J). The options are fully vested, have a term of 10 years and an exercise price of $1.72 per share, which was equal to the closing price of the Company's common stock on the date of grant.

On June 15, 2001 the Company granted 20,000 non-qualified stock options to a consultant who performs investor relation services for the Company. The options are fully vested, have a term of 10 years and an exercise price of $3.00 per share. The Company recorded an expense (general and administrative) of $59,600 related to this option grant, which was calculated using the Black-Scholes option-pricing model.

On June 22, 2001 the Company signed an engagement letter with an investment banking firm to introduce certain institutional investors to the Company and also to advise the Company regarding potential investment terms by such investors. In connection therewith, the Company issued a 5 year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is exercisable on July 22, 2001. The Company recorded an expense (general and administrative) of $91,000 related to this warrant grant, which was calculated using the Black-Scholes option-pricing model.

The engagement letter with the investment banking firm also provides that in the event there is a financing transaction within twelve months following the date of the engagement letter, between the Company and any of the potential investors, the Company will pay to the investment banking firm a cash fee of 10% of the total amount invested. In addition, the investment banking firm will receive, as part of their compensation, five year warrants to purchase the Company's common stock (the "Transaction Warrants"). The number of Transaction Warrants will be calculated at 10% of the aggregate gross principal amount received in the Transaction, exercisable at a price equal to the lower of the price paid by investors or average closing bid prices of the Company's common stock for the 25 business days preceding the closing of the Transaction.

On June 29, 2001, in connection with the financing transaction described in Note G, the Company issued a 5 year, fully exercisable Transaction Warrant to the investment banking firm to purchase 16,521 shares of the Company's common stock at an exercise price of $2.76 per share. The Company recorded interest expense of $57,750 related to this warrant grant, which was calculated using the Black-Scholes option-pricing model. During July 2001, the Company paid a cash fee of $50,000 to the investment banking firm in connection with this financing transaction.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

On June 1, 2001, two investors exercised warrants to purchase a total of 7,000 shares of the Company's common stock at $4.00 per share, resulting in $28,000 of cash proceeds to the Company.

NOTE I - AMENDMENT TO LICENSE AGREEMENT

On May 8, 2001, the Company and The Immune Response Corporation amended the License and Collaboration Agreement to set the earliest possible termination date to August 31, 2004. The amendment to the License and Collaboration Agreement also states that The Immune Response Corporation will manufacture, sell and deliver to Trinity USA a quantity of REMUNE equal to Trinity USA's requirement of REMUNE for commercial sale and distribution in its territory, up to 25% of The Immune Response Corporation's actual monthly production of the product. In the event Trinity USA's requirement of REMUNE exceeds 25% of The Immune Response Corporation's actual monthly production, Trinity USA may request additional product and The Immune Response Corporation, in its sole discretion, may manufacture and sell the additional product to Trinity USA. The Company's cost of REMUNE is contractually based upon The Immune Response Corporation's manufacturing cost, as defined under generally accepted accounting principles, plus an agreed upon markup percentage. The amendment to the License and Collaboration Agreement eliminates the requirement for the Company to pay royalties to The Immune Response Corporation as a result of sales of REMUNE in the Company's licensed territories.

NOTE J - COMMITMENTS

On June 1, 2001, the Company entered into a two year employment agreement with its Corporate Secretary, whereby the Officer will be paid a minimum annual salary of $99,000. The Officer was also granted 10,000 non-qualified stock options with a term of 10 years and an exercise price of $1.72. The closing price of the Company's common stock was equal to the exercise price at the date of grant. If the Officer is terminated without cause as defined, the minimum salary and certain other benefits must continue to be paid through the remaining term of the employment agreement. If during the term of this employment agreement the Company signs a Letter of Intent, or similar agreement, to merge with another company, to sell its common stock, its assets or licensing rights it has or will have related to the drug therapy REMUNE, the Officer shall immediately receive 100,000 shares of the Company's common stock at no cost to the Officer. Also, in the event the Company's ownership substantially changes, as defined by ownership of more than 50% plus one share of common stock exchanged, the Officer must be compensated an additional two years of salary in one payment due at the close of the stock transaction or Board assignment wherein transfer of control, and thus succession, has occurred, or the employment agreement must be extended for an additional three years.

On June 1, 2001, the Company amended its employment agreement with its Chief Financial Officer to provide that if during the term of the employment agreement the Company signs a Letter of Intent, or similar agreement, to merge with another company, to sell its common stock, its assets or licensing rights it has or will have related to the drug therapy REMUNE, the Officer shall immediately receive 100,000 shares of the Company's common stock at no cost to the Officer. Also, in the event the Company's ownership substantially changes, as defined by ownership of more than 50% plus one share of common

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS

stock exchanged, the Officer must be compensated an additional two years of salary in one payment due at the close of the stock transaction or Board assignment wherein transfer of control, and thus succession, has occurred, or the employment agreement must be extended for an additional three years.

On July 1, 2001 the Company obtained Directors and Officers Liability Insurance for an aggregate coverage amount of $3,000,000. The total annual premiums on the insurance policy are approximately $108,000, of which approximately $70,500 was financed at an annual rate of 9.76% over a period of 9 months.

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

         In July 2001, Trinity USA, through its affiliate Trinity Assets Company Limited, filed a new drug application for approval by the Thai Food and Drug Administration to market, distribute and manufacture REMUNE in Thailand. Approval of REMUNE by the Thai FDA is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai FDA does not approve REMUNE, it cannot be marketed, sold or manufactured in Thailand and Trinity USA will be unable to generate any revenue in Thailand or any other of its licensed countries. If and when the Thai FDA approves our new drug application and we obtain the necessary export license from the U.S. FDA, we are prepared to immediately commence the sale and distribution of REMUNE in Thailand. We can give no assurances, however, that such approval and license will be obtained.

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

                                PLAN OF OPERATION

GENERAL OVERVIEW.

         We have minimal operations, nominal assets and no revenues from operations. We have only approximately one year of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until 2002. As we do not currently have any external sources of funding, our inability to successfully implement the offering of shares under our SB-2 registration statement declared effective by the SEC on May 23, 2001 and/or other private placement offerings and further our business strategy may compromise our ability to achieve our projected revenues.

         Our goal is to develop our initial product, REMUNE, so that it may be sold throughout our licensed territory. We intend to support the regulatory approvals in Thailand and then distribute the product first in Thailand. We later intend to engage in sub-license and supply or distribution agreements with parties in our licensed territory countries who will carry out local regulatory requirements related to new drug applications, distribution and product support for REMUNE. In Thailand, we have sub-licensed our rights to REMUNE to Trinity Assets Company Limited.

CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2002. For the six month period ended June 30, 2001, we used approximately $233,000 of cash in our operations. This cash was provided by financing activities which included the issuance of convertible promissory notes in the fourth quarter of 2000 and the second quarter of 2001 and officer notes payable in the first and second quarters of 2001. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with the filing of our registration statement on Form SB-2 and our Form 10-KSB for the year ended December 31, 2000. We expect to incur approximately $1,000,000 of additional research and development expenses during 2001 related to the research and development of our product, REMUNE.

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

         We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to fund our business. We currently anticipate that the net proceeds from our sale of our shares of common stock covered by our SB-2 registration statement declared effective by the SEC on May 23, 2001 and/or other planned private placement offerings, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period.

Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

         During the next 12 months, Trinity USA expects to pay at least one of the two remaining $5 million payments to The Immune Response Corporation. The two remaining payments must be paid upon 1) the approval of REMUNE in Thailand for commercial sale and 2) receipt of the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. The amount that Trinity USA expects to pay Trinity Assets Company Limited or Trinity Medical Group, Ltd. for expenses incurred related to clinical studies and the regulatory requirements during 2000 and 2001 could be between $2.0-$2.5 million, of which approximately $669,000 has been paid to Trinity Medical Group, Ltd. from inception through June 30, 2001. The amounts currently or prospectively payable to Trinity Asset Company Limited and Trinity Medical Group, Ltd. are expected to be paid from the cash proceeds to be raised under the primary share offering included in our SB-2 registration statement declared effective by the SEC on May 23, 2001 and/or through additional private placement offerings. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

         The total amounts billed to date by our affiliates in connection with our REMUNE development program in Thailand have been in the proportion of 75% billable research hours and 25% actual, direct expenses. The research personnel have been billed at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The direct expenses that have been billed to date relate primarily to reference laboratory costs associated with quarterly analysis of the test subjects' immune response to the drug therapy, REMUNE. The individuals that continue to receive REMUNE, and whom are subject to this quarterly analysis, are from our Phase II clinical trial. This clinical trial has been approved for an additional two years. We believe that the clinical trial, known as Protocol 2101B, will become one of the longest scientific examinations of Immune-Based Therapy, or IBT, for humans infected with HIV. The approval by two national committees of the Thai government was made with supporting requests from the attending physicians and patients for continued access to REMUNE. With these approvals, patients in the study can continue to receive REMUNE treatment. Results of the study continuation are not required by the Thai FDA in their consideration of REMUNE for commercialization.

         In 2001 or 2002, Trinity USA may incur significant expenses, from $1.0 to $2.0 million, in the application of regulatory approvals in other countries. Upon sufficient capitalization, we also intend to directly purchase or lease plant, equipment and secure land leases in 2001 for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000.

         If we are able to sell no more than 50% of the shares of common stock being offered under our SB-2 registration statement declared effective by the SEC on May 23, 2001, resulting in estimated net proceeds of $5.4 million, we would use $2.7 million of our net proceeds to partially fulfill our stock purchase commitment with The Immune Response Corporation, and we would attempt to borrow the $2.3 million required to pay the balance of our stock purchase commitment from our affiliates or non-affiliated third parties, or finance the remaining portion of our stock commitment with The Immune Response Corporation directly. We have had no discussion with any party regarding this possibility, and we cannot give guarantee that we would be able to borrow funds, if necessary, to fulfill our commitment to The Immune Response Corporation.

         In the event we sell less than 25% of the common stock offered by us under our SB-2 registration statement declared effective by the SEC on May 23, 2001, resulting in estimated net proceeds of $2.7 million, we may be unable to pay our affiliates or other non-affiliated parties the necessary amounts to further the commercialization process of REMUNE in Thailand. Our inability to pay these parties could compromise the Thai FDA new drug application process, which could result in the loss of our license to market REMUNE.

         We intend to increase our employment base in the third and fourth quarter of 2001. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during the third and fourth quarter of 2001. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of 2001. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 22, 2001, RoyCap Inc. converted its $500,000 convertible promissory note dated October 19, 2000, and related accrued interest and liquidated damages of $57,752, into 319,666 shares of the Trinity USA's common stock. In addition, a warrant to purchase 319,666 shares of Trinity USA's common stock at an exercise price of $4.00 per share until June 22, 2006 was granted as per the terms of this note. Trinity USA recorded an additional charge to interest expense of $353,448 for the fair value of the beneficial conversion feature.

         On June 29, 2001, in connection with a Regulation S offering, Trinity USA issued a $500,000 convertible promissory note to RoyCap Inc. The note matures on June 29, 2002 and bears interest at 8% per annum, with interest payments due and payable semi-annually. The note is convertible at the conversion price equal to the lesser of (i) $4.00 or (ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. Trinity USA recorded a charge to interest expense of $250,668 in connection with the issuance of this note. The charge represents the entire intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The note is convertible at the option of the holder for the entire term of the note. The note is convertible at the option of Trinity USA provided that the registration statement to be filed to register the underlying common shares and warrant shares has been effective for ninety (90) consecutive days and Trinity USA's common stock has had a closing bid price equal to or greater than $4.00 for the five (5) consecutive trading days preceding the delivery of the conversion notice. On the date of conversion, Trinity USA shall also issue to the holder a warrant to purchase such number of shares of Trinity USA's common stock equal to aggregate the number of shares of common stock issued upon conversion of this note. The warrant shall have an exercise price equal to $4.00 per share and shall have a term of five years from its date of issuance. Interest accruing on the note is payable, at the option of Trinity USA, in cash or in accordance with the aforementioned conversion terms of the note. No value has been assigned to the warrants. Upon conversion of the note and the related issuance of the warrants, a charge to interest expense of $249,332 will be recorded for the allocated fair value of the warrants.

         The covenants of the note prevent Trinity USA from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The covenants of the note also require Trinity USA to file a registration statement by August 14, 2001 and to use its reasonable best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (SEC) within 90 days of the issuance of the note and to respond to the SEC's review comments within 5 business days. If the registration statement is not filed by August 14, 2001 or declared effective within 120 days of the issuance of the note, Trinity USA must pay as liquidated damages 2% of the purchase price of the note for each 30-day period until the statement is effective. Trinity USA also granted piggyback registration rights with respect to the warrant shares.

         Trinity USA received net proceeds of approximately $450,000 under this offering. The proceeds from this offering will be used to meet Trinity USA's continuing operating expense requirements, including the cost of filing the aforementioned registration statement.

RELIANCE ON EXEMPTIONS FROM REGISTRATION

         Trinity USA issued and sold the securities described in the above private placement in reliance on the exemption from registration provided by Regulation S of the Securities Act of 1933.

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

            4.4         Form of Common Stock Purchase Warrant (1)

            4.5         Subscription Agreement (1)

            4.6         Convertible Promissory Note (1)

            4.7         Common Stock Unit Acknowledgement Letter (2)

            4.8         Convertible Promissory Note (5)

            4.9         Subscription Agreement (5)


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

            10.8 Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995(2)

            10.9        Great Offices, Inc./American Office Centers, L.L.C.
                        Sublease(3)

            10.10 Dr. James S. Namnath's Employment Agreement, dated February 2, 2001(3)

            10.11 Amendment No. 2 to the License and Collaboration Agreement dated May 8, 2001 (4)+

            10.12       Amendment No. 1 to Gary E. Wilson's Employment Agreement
                        (5)

            10.13       Elizabeth S. Namnath's Employment Agreement (5)

            (1) Filed with the Company's Registration Statement on Form SB-2 filed on October 20, 2000.
            (2) Filed with the Company's amended Registration Statement on Form
                SB-2 filed on December 22, 2000.
            (3) Filed with the Company's amended Registration Statement on Form
                SB-2 filed on February 13, 2001.
            (4) Filed with the Company's quarterly report on Form 10-QSB filed on May 11, 2001.
            (5) Filed herewith.

             + Confidential treatment has been requested with respect to certain portions of this agreement.

B)       REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the six month period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRINITY MEDICAL GROUP USA, INC.
                                             -------------------------------

                                             Registrant

Date:    August 14, 2001                     By: /s/ Gary E. Wilson
                                                ---------------------

                                             Gary E. Wilson,
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Treasurer