Form 10QSB
period 2001-09-30
TRINITY MEDICAL GROUP INC
filed 2001-11-08
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

          X       Quarterly report pursuant to Section 13 or 15(d) of the
        ----      Securities Exchange Act of 1934 for the quarterly period ended
                              September 30, 2001 or

        ---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to______

                             Commission file number:

                         TRINITY MEDICAL GROUP USA, INC.
             (Exact Name of registrant as specified in its charter)

             Florida                                         68-0438943
-----------------------------------                  ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
          incorporation)                                 Identification No.)

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

                 Class                       Outstanding at November 7, 2001
    Common Stock - $0.001 par value                 11,589,704 shares

                                      INDEX

                                                                    PAGE
                                                                    ----

COVER PAGE............................................................1

INDEX.................................................................2

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements:
               Balance Sheets.........................................3
               Statements of Operations...............................4
               Statements of Cash Flows...............................5
               Notes to Financial Statements..........................6

      Item 2 - Management's Discussion and Analysis
               or Plan of Operation..................................14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.....................................18
      Item 2 - Changes in Securities and Use of Proceeds.............18
      Item 3 - Defaults Upon Senior Securities ......................19
      Item 4 - Submission of Matters to a Vote of Security Holders...19
      Item 5 - Other Information.....................................19
      Item 6 - Exhibits and Reports on Form 8-K......................19
      Signatures.....................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   TRINITY MEDICAL GROUP USA, INC.
                                (a company in the development stage)
                                           BALANCE SHEETS

                                   ASSETS
                                                                       September 30,          December 31,
                                                                            2001                  2000
                                                                      ------------------   -------------------
                                                                        (unaudited)
Current Assets:
       Cash and cash equivalents                                               $ 45,504             $ 117,056
       Common stock subscription receivable                                      50,000                     -
       Prepaid expenses and deposits                                             85,554                 4,245
                                                                      ------------------   -------------------
            Total current assets                                                181,058               121,301
                                                                      ------------------   -------------------
Property and equipment
       Office furniture and fixtures                                              6,088                 6,088
       Office equipment                                                           4,973                 4,973
                                                                      ------------------   -------------------
                                                                                 11,061                11,061
            Less accumulated depreciation                                        (2,818)                 (667)
                                                                      ------------------   -------------------
                 Net property and equipment                                       8,243                10,394
                                                                      ------------------   -------------------
                      Total assets                                            $ 189,301             $ 131,695
                                                                      ==================   ===================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                       $ 191,681              $ 17,861
       Payable to affiliates                                                  1,587,949               632,249
       Accrued liabilities                                                       54,698               157,431
       Deferred compensation                                                          -                12,500
       Notes payable to officers                                                 40,500                     -
       Insurance note payable                                                    46,979                     -
       Convertible promissory note                                              500,000               500,000
                                                                      ------------------   -------------------
            Total current liabilities                                         2,421,807             1,320,041
                                                                      ------------------   -------------------
Stockholders' deficit:
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 11,589,704 and 11,263,038 shares
            issued and outstanding                                               11,590                11,263
       Additional paid-in capital                                             3,415,344             1,873,908
       Common stock subscribed                                                   50,000                     -
       Deficit accumulated during the development stage                      (5,709,440)           (3,073,517)
                                                                      ------------------   -------------------
                      Total stockholders' deficit                            (2,232,506)           (1,188,346)
                                                                      ------------------   -------------------
                      Total liabilities and stockholders' deficit             $ 189,301             $ 131,695
                                                                      ==================   ===================

                  The accompanying notes are an integral part of these statements.

                                                 3


                                                  TRINITY MEDICAL GROUP USA, INC.
                                               (a company in the development stage)
                                                     STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                              Period
                                          from Inception           Three Months Ended                Nine Months Ended
                                                to                    September 30,                    September 30,
                                         September 30, 2001      2001             2000             2001             2000
                                         ------------------  --------------  ---------------  ---------------  ---------------

Operating expenses:
    Research and development             $      (2,263,653)  $    (322,650)  $     (500,105)  $     (962,404)  $     (700,105)
    General and administrative                  (2,064,592)       (238,146)        (362,873)        (940,698)        (575,832)
    Acquisition costs                             (404,200)              -                -                -                -
                                         ------------------  --------------  ---------------  ---------------  ---------------
         Total operating expenses               (4,732,445)       (560,796)        (862,978)      (1,903,102)      (1,275,937)
                                         ------------------  --------------  ---------------  ---------------  ---------------

Other income (expense):
    Interest income                                  4,888           1,043                -            1,374            1,120
    Interest expense                              (973,438)        (15,055)         (19,312)        (734,195)         (56,615)
    Loss on sale of investments                     (8,445)              -                -                -                -
                                         ------------------  --------------  ---------------  ---------------  ---------------
                                                  (976,995)        (14,012)         (19,312)        (732,821)         (55,495)
                                         ------------------  --------------  ---------------  ---------------  ---------------
         Net Loss                         $     (5,709,440)  $    (574,808)  $     (882,290)  $   (2,635,923)  $   (1,331,432)
                                         ==================  ==============  ===============  ===============  ===============

    Basic and diluted loss per common
       share                                                 $       (0.05)  $        (0.09)  $        (0.23)  $        (0.13)
                                                             ==============  ===============  ===============  ===============
    Basic and diluted weighted average
       common shares outstanding                                11,589,704       10,226,000       11,378,358       10,226,000
                                                             ==============  ===============  ===============  ===============


                                 The accompanying notes are an integral part of these statements.

                                                                 4



                                                  TRINITY MEDICAL GROUP USA, INC.
                                               (a company in the development stage)
                                                     STATEMENTS OF CASH FLOWS
                                                            (unaudited)


                                                                         Period
                                                                     from Inception                Nine Months Ended
                                                                           to                        September 30,
                                                                  September 30, 2001           2001                 2000
                                                                  --------------------  -------------------   ------------------

 Cash flows from operating activities:
      Net loss                                                           $ (5,709,440)        $ (2,635,923)        $ (1,331,432)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation                                                          2,818                2,151                    -
          Stock issued for services and interest payment                      385,919                    -                    -
          Stock options issued for services and warrants
            issued in connection with financings                              208,350              208,350                    -
          Intrinsic value of beneficial conversion                            750,668              604,116                    -
          Loss on sale of investments                                           8,445                    -                    -
          Changes in assets and liabilities:
             Prepaid expenses and deposits                                    (15,086)             (10,841)                   -
             Accounts payable                                                 191,681              173,820               74,456
             Payable to affiliates                                          1,587,949              955,700              500,000
             Accrued liabilities and deferred compensation                    255,995               86,064              103,619
                                                                  --------------------  -------------------   ------------------
                 Net cash used in operating activities                     (2,332,701)            (616,563)            (653,357)
                                                                  --------------------  -------------------   ------------------

 Cash flows from investing activities:
      Purchases of fixed assets                                               (11,061)                   -               (4,972)
      Purchases of investments                                                (69,330)                   -                    -
      Proceeds from sale of investments                                        60,885                    -                    -
                                                                  --------------------  -------------------   ------------------
                 Net cash used in investing activities                        (19,506)                   -               (4,972)
                                                                  --------------------  -------------------   ------------------

 Cash flows from financing activities:
      Proceeds from issuance of convertible notes payable                     772,500                    -               40,000
      Proceeds from issuance of notes payable to officers                      90,500               90,500                    -
      Repayments on notes payable to officers                                 (50,000)             (50,000)                   -
      Repayments on insurance note payable                                    (23,489)             (23,489)                   -
      Proceeds from issuance of convertible promissory
          notes                                                             1,000,000              500,000                    -
      Net proceeds from sale of common stock units                            570,600                    -              550,600
      Proceeds from exercise of common stock warrants                          28,000               28,000                    -
      Collection of subscription receivable                                     9,600                    -                9,600
                                                                  --------------------  -------------------   ------------------

                 Net cash provided by financing activities                  2,397,711              545,011              600,200
                                                                  --------------------  -------------------   ------------------
                 Net increase (decrease) in cash and
                    cash equivalents                                           45,504              (71,552)             (58,129)
 Cash and cash equivalents - beginning of period                                    -              117,056              171,485
                                                                  --------------------  -------------------   ------------------

 Cash and cash equivalents - end of period                                   $ 45,504             $ 45,504            $ 113,356
                                                                  ====================  ===================   ==================


                                 The accompanying notes are an integral part of these statements.

                                                                 5

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2001 and 2000 and for the period from inception (September 28, 1998) to September 30, 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and for the periods from inception (September 28, 1998) to December 31, 2000 and 1999, filed with the Securities and Exchange Commission on March 30, 2001.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at September 30, 2001 has accumulated losses amounting to $5,709,440. For the nine month period ended September 30, 2001, and for the period from inception to September 30, 2001 the Company used $616,563 and $2,332,701, respectively, of cash in its operations. Additionally, the Company has a working capital deficit of $2,240,749 and a stockholders' deficit of $2,232,506 at September 30, 2001.

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

The Company intends to market REMUNE in the countries where it has the rights through partners or affiliated firms, which will carry out the local regulatory requirements, distribution, and product support. The Company intends to finance the aforementioned activities through a primary offering and/or additional private placements. The Company filed a registration statement on Form SB-2 on October 20, 2000 to register 2,000,000 common shares to be sold at a price of $6.00 per share by the Company directly or through underwriters or dealers from time to time. The registration statement was declared effective by the Securities and Exchange Commission on May 23, 2001 and was terminated by the Company on September 27, 2001 through the filing of Post-Effective Amendment No. 2 to Form SB-2. No shares were sold under this offering.

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

The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation, our Licensor of REMUNE, may be unable to successfully complete current or future trials of REMUNE and The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and the Company's stock price, and therefore our ability to successfully raise additional capital to complete REMUNE development and effectuate our business plans. Additionally, The Immune Response Corporation has stated in its Form 10-Q for the period ended June 30, 2001, that its available cash resources would be sufficient to fund their planned operations for the remainder of the year. The Immune Response Corporation further stated that its management is currently evaluating equity financing alternatives to meet their future capital requirements, but that additional financing may not be available when needed, on favorable terms, or at all.

The Company requires substantial capital to pursue its operating strategy, which includes commercialization of the drug REMUNE, and currently has limited cash for operations. Until the Company can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing. The Company does not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

For the three-month period ended June 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's June 30, 2001 financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE D - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 701,037 shares of common stock as of September 30, 2001 because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated 194,000 shares of common stock issuable as of September 30, 2001 upon the conversion of a convertible promissory note because the representative share increments would be antidilutive.


NOTE E - DEFERRED COMPENSATION

The Company had deferred the compensation of its Chief Executive Officer from December 31, 2000 through May 31, 2001 in order to conserve cash. The Chief Executive Officer is also one of the Company's founding shareholders. The total compensation deferred was $137,500. The outstanding deferred compensation balance bore interest at prime plus 2% and was due on demand. On September 1, 2001, the Chief Executive Officer forgave the deferred compensation and the related accrued interest totaling $143,545. The Company recorded the deferred compensation forgiveness as a contribution of capital.


NOTE F - NOTES PAYABLE TO OFFICERS

During the nine month period ended September 30, 2001 the Company borrowed, through the issuance of five separate notes, $90,500 from its Chief Executive Officer and its Corporate Secretary. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the notes or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities. Although the Company has obtained financing in excess of $200,000 since the issuance of these notes, only $55,000 of principal has been repaid to the Officers. The Company repaid $50,000 in July 2001 and $5,000 in October 2001.


NOTE G - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, Trinity Assets Company Limited billed Trinity USA approximately $962,650 for costs incurred related to the research and development of the drug REMUNE. Since inception through September 30, 2001, no amounts have been paid to Trinity Assets Company Limited for amounts previously billed. Since inception through September 30, 2001, $669,000 has been paid to Trinity Medical Group, Ltd. As of September 30, 2001, the Company has recorded a liability for amounts payable to Trinity Assets Company Limited and Trinity Medical Group Ltd. of $1,273,650 and $314,299, respectively, which is included in Payable to Affiliates on the accompanying balance sheet. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. The Company's obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE H - CONVERTIBLE PROMISSORY NOTES

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

The covenants of the note prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The covenants of the note also require the Company to file a registration statement by August 14, 2001 and to use its reasonable best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (SEC) within 90 days of the issuance of the note and to respond to the SEC's review comments within 5 business days. If the registration statement is not filed by August 14, 2001 or declared effective within 120 days of the issuance of the note, the Company must pay as liquidated damages 2% of the purchase price of the note for each 30-day period until the statement is effective. The registration statement was filed on August 17, 2001 and was declared effective on August 27, 2001. The Company also granted piggyback registration rights with respect to the warrant shares.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE I - INSURANCE NOTE PAYABLE

On July 1, 2001 the Company obtained Directors and Officers Liability Insurance for an aggregate coverage amount of $3,000,000. The total annual premiums on the insurance policy are approximately $108,000, of which approximately $70,500 was financed at an annual rate of 9.76% over a period of 9 months. The outstanding balance of the insurance note payable at September 30, 2001 is $46,979.


NOTE J - STOCK OPTIONS AND WARRANTS

On June 1, 2001, two investors exercised warrants to purchase a total of 7,000 shares of the Company's common stock at $4.00 per share, resulting in $28,000 of cash proceeds to the Company.

On June 1, 2001 the Company granted 10,000 non-qualified stock options to its corporate secretary in connection with the execution of an employment agreement (see Note L). The options are fully vested, have a term of 10 years and an exercise price of $1.72 per share, which was equal to the closing price of the Company's common stock on the date of grant.

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

On June 29, 2001, in connection with the financing transaction described in Note H, the Company issued a 5 year, fully exercisable Transaction Warrant to the investment banking firm to purchase 16,521 shares of the Company's common stock at an exercise price of $2.76 per share. The Company recorded interest expense of $57,750 related to this warrant grant, which was calculated using the Black-Scholes option-pricing model. During July 2001, the Company paid a cash fee of $50,000 to the investment banking firm in connection with this financing transaction. The cash fee was expensed by the Company.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS


On September 5, 2001, in connection with an employment agreement dated September 5, 2000, the Company granted 50,000 non-qualified stock options to its Chief Financial Officer. The options vest ratably over two years, have a term of 10 years and an exercise price of $1.80 per share, which was equal to the closing price of the Company's common stock on the date of grant.

On September 26, 2001, the Company granted 25,000 non-qualified stock options to a director in connection with his nomination to the Company's board of directors on that date. Fifty-percent of the options vest after six months from the date of grant and the remaining fifty-percent vest after one year from the date of grant. The options have a term of 10 years and an exercise price of $1.65 per share, which was equal to the closing price of the Company's common stock on the date of grant.


NOTE K - AMENDMENT TO LICENSE AGREEMENT

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


NOTE L - COMMITMENTS

On June 1, 2001, the Company entered into a two year employment agreement with its Corporate Secretary, whereby the Officer will be paid a minimum annual salary of $99,000. On September 15, 2001, the Officer voluntarily reduced her contractual, annual base compensation to $90,000 for an indefinite period of time. In connection with entering into the employment agreement, the Officer was granted 10,000 non-qualified stock options with a term of 10 years and an exercise price of $1.72. The closing price of the Company's common stock was equal to the exercise price at the date of grant. If the Officer is terminated without cause, as defined, the minimum salary and certain other benefits must continue to be paid through the remaining term of the employment agreement. If during the term of this employment agreement the Company signs a Letter of Intent, or similar agreement, to merge with another company, to sell its common stock, its assets or licensing rights it has or will have related to the drug therapy REMUNE, the Officer shall immediately receive 100,000 shares of the Company's common stock at no cost to the Officer. Also, in the event the Company's ownership substantially changes, as defined by ownership of more than 50% plus one share of common stock exchanged, the Officer must be compensated an additional two years of salary in one payment due at the close of the stock transaction or Board assignment wherein transfer of control, and thus succession, has occurred, or the employment agreement must be extended for an additional three years.

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

On September 1, 2001, the Company's Chief Executive Officer voluntarily reduced his contractual, annual base compensation by 50% to $150,000 for an indefinite period of time.

NOTE M - COMMON STOCK SUBSCRIBED

On September 26, 2001, the company sold 50,505 shares of its common stock for $.99 per share to a foreign investor. In connection therewith, the Company issued a 5 year warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $1.98 per share. The gross proceeds of $50,000 was received on October 1, 2001 and the common stock was issued on October 3, 2001. The Company paid the selling agent a 10% cash commission, which was expensed, and issued him a 5 year warrant to purchase 2,500 shares of the Company's common stock at an exercise price of $1.98 per share.


NOTE N - NONCASH INVESTING AND FINANCING ACTIVITIES

A supplemental schedule to the Statement of Cash Flows of noncash investing and financing activities is presented below:



                                                          Period
                                                      from Inception                 Nine Months Ended
                                                            to                         September 30,
                                                    September 30, 2001          2001                   2000
                                                    ------------------    ------------------     ------------------
Conversion of convertible notes payable and
   related accrued interest and commissions to
   common stock                                      $        929,219      $              -       $              -
                                                    ==================    ==================     ==================
Conversion of convertible promissory note and
   related accrued interest to common stock          $        557,752      $        557,752       $              -
                                                    ==================    ==================     ==================
Directors and officers insurance premium
   financing                                         $         70,468      $         70,468       $              -
                                                    ==================    ==================     ==================
Deferred compensation forgiveness by founding
   shareholder                                       $        143,545      $        143,545       $              -
                                                    ==================    ==================     ==================

Common stock subscribed                              $         50,000      $         50,000       $              -
                                                    ==================    ==================     ==================



                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS


NOTE O - SUBSEQUENT EVENT

On October 1, 2001, The Company issued a $20,000 promissory note to an individual. The note has a maturity date on or before November 15, 2001, bears interest at 10% per annum and is uncollateralized. At the maturity date, the outstanding principal amount of the promissory note plus all accrued and unpaid interest shall be due and payable in cash or, at the option of the Company, converted into debt or equity securities which may be issued in connection with a possible private placement by the Company of its debt or equity securities to certain accredited or institutional investors completed at or prior to the maturity date. In connection with the issuance of the promissory note, the Company issued the Holder a 5 year warrant to purchase 2,000 shares of the Company's common stock at an exercise price of $1.80 per share. The Company paid the selling agent a 10% cash commission totaling $2,000.

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

                                PLAN OF OPERATION

GENERAL OVERVIEW.

     We have minimal operations, nominal assets and no revenues from operations. We have only approximately one year of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until 2002. As we do not currently have any external sources of funding, our inability to successfully implement public or private placement offerings and further our business strategy may compromise our ability to achieve our projected revenues.


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


CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

     Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2002. For the nine month period ended September 30, 2001, we used approximately $617,000 of cash in our operations. This cash was provided by financing activities which included the issuance of convertible promissory notes in the fourth quarter of 2000 and the second quarter of 2001 and officer notes payable in the first and second quarters of 2001. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with the filing of our registration statements on Form SB-2 and our Form 10-KSB for the year ended December 31, 2000. We expect to incur approximately $1,300,000 of research and development expenses during 2001 related to the research and development of our product, REMUNE.

     Our current monthly operating overhead is approximately $60,000 which amount will increase if and as we expand our operations. This estimate excludes our average monthly research and development expenses to date of approximately $115,000. Approximately $40,000 of the total $60,000 monthly operating overhead relates to officer salaries and director expenses. When we hire the seven additional employees mentioned in more detail below, we expect it will add approximately $45,000 per month to our operating overhead.

     We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to fund our business. We currently anticipate that the net proceeds from other planned private placement offerings, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. If we do not raise additional funds to support our operations, our current cash resources will be exhausted by December 31, 2001.

     During the next 12 months, Trinity USA expects to pay at least one of the two remaining $5 million payments to The Immune Response Corporation. The two remaining payments must be paid upon 1) the approval of REMUNE in Thailand for commercial sale and 2) receipt of the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. The amount that Trinity USA expects to pay Trinity Assets Company Limited or Trinity Medical Group, Ltd. for expenses incurred related to clinical studies and the regulatory requirements during 2000 and 2001 could be between $2.2-$2.7 million, of which approximately $669,000 has been paid to Trinity Medical Group, Ltd. from inception through September 30, 2001. The amounts currently or prospectively payable to Trinity Asset Company Limited and Trinity Medical Group, Ltd. are expected to be paid from the cash proceeds to be raised under future public or private placement offerings. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited or Trinity Medical Group, Ltd. that relate to research and development expenses have been, or will be, paid under the terms of the applicable sublicense and supply agreement or collaboration and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

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

     In 2001 or 2002, Trinity USA may incur significant expenses, from $1.0 to $2.0 million, in the application of regulatory approvals in other countries. Upon sufficient capitalization, we also intend to directly purchase or lease plant, equipment and secure land leases in late 2001 or early 2002 for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000.

     We intend to increase our employment base in the fourth quarter of 2001 and first quarter of 2002. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during the fourth quarter of 2001 and first quarter of 2002. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina
Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of the first quarter of 2002. We expect that of the seven additional employees or consultants, 3 will be part-time employees

(accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

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

     The covenants of the note prevent Trinity USA from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The covenants of the note also require Trinity USA to file a registration statement by August 14, 2001 and to use its reasonable best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (SEC) within 90 days of the issuance of the note and to respond to the SEC's review comments within 5 business days. If the registration statement is not filed by August 14, 2001 or declared effective within 120 days of the issuance of the note, Trinity USA must pay as liquidated damages 2% of the purchase price of the note for each 30-day period until the statement is effective. The registration statement was filed on August 17, 2001 and was declared effective on August 27, 2001. Trinity USA also granted piggyback registration rights with respect to the warrant shares.

     Trinity USA received net proceeds of approximately $450,000 under this offering. The proceeds from this offering will be used to meet Trinity USA's continuing operating expense requirements, including the cost of filing the aforementioned registration statement.

     On September 26, 2001, the company sold 50,505 shares of its common stock for $.99 per share to a foreign investor. In connection therewith, the Company issued a 5 year warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $1.98 per share. The gross proceeds of $50,000 was received on October 1, 2001 and the common stock was issued on October 3, 2001. The Company paid the selling agent a 10% cash commission and issued him a 5 year warrant to purchase 2,500 shares of the Company's common stock at an exercise price of $1.98 per share. The Company agreed to file a registration statement to register the shares on or before December 31, 2001. The Company shall respond to comments of the Securities and Exchange Commission ("SEC") within ten (10) business days of receipt of said comments and will use its reasonable best efforts to cause the registration statement to be declared effective by the SEC on or before March 31, 2002. The Company shall keep the registration statement continuously effective through September 30, 2002, and shall cause the related prospectus to be amended or supplemented by a required prospectus supplement pursuant to Rule 424 under the Securities Act of 1933, as amended. If the registration statement is not filed on or before the required filing date or if the registration statement is not declared effective with respect to the shares on or before the required effectiveness date, the Company shall pay as liquidated damages and not as a penalty to the undersigned an amount equal to 2% of the purchase price of the subscription shares for each 30-day period until the applicable Event has been cured. The amount of the liquidated damages shall be prorated on a daily basis for periods less than 30 days. The liquidated damages shall be paid within five (5) business days of the end of each month during which the event has occurred and is continuing.

     Trinity USA received net proceeds of approximately $45,000 under this offering. The proceeds from this offering will be used to meet Trinity USA's continuing operating expense requirements, including the cost of filing the aforementioned registration statement.

RELIANCE ON EXEMPTIONS FROM REGISTRATION

     Trinity USA issued and sold the securities described in the above private placements in reliance on the exemption from registration provided by Regulation S of the Securities Act of 1933.


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

        4.4    Form of Common Stock Purchase Warrant (1)

        4.5    Subscription Agreement (1)

        4.6    Convertible Promissory Note (1)

        4.7    Common Stock Unit Acknowledgement Letter (2)

        4.8    Convertible Promissory Note (5)

        4.9    Subscription Agreement (5)

        4.10   Form of Common Stock Subscription Agreement (6)

        4.11   Form of Promissory Note Subscription Agreement (6)

        4.12   Form of Promissory Note (6)

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

        10.10 Dr. James S. Namnath's Employment Agreement, dated February 2, 2001(3)

        10.11 Amendment No. 2 to the License and Collaboration Agreement dated May 8, 2001 (4)+

        10.12  Amendment No. 1 to Gary E. Wilson's Employment Agreement (5)

        10.13  Elizabeth S. Namnath's Employment Agreement (5)

        (1) Filed with the Company's Registration Statement on Form SB-2 filed on October 20, 2000.
        (2) Filed with the Company's amended Registration Statement on Form SB-2 filed on December 22, 2000.
        (3) Filed with the Company's amended Registration Statement on Form SB-2 filed on February 13, 2001.
        (4) Filed with the Company's quarterly report on Form 10-QSB filed on May 11, 2001.
        (5) Filed with the Company's quarterly report on Form 10-QSB filed on August 14, 2001.
        (6) Filed herewith.
         + Confidential treatment has been requested with respect to certain portions of this agreement.

B)    REPORTS ON FORM 8-K

      There were no reports filed on Form 8-K during the nine month period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRINITY MEDICAL GROUP USA, INC.
                                          -------------------------------

                                          Registrant

Date:    November 7, 2001                 By: /s/ Gary E. Wilson
                                              ------------------

                                          Gary E. Wilson,
                                          Executive Vice President - Finance,
                                          Chief Financial Officer, Treasurer