Form 10KSB
period 2001-12-31
TRINITY MEDICAL GROUP INC
filed 2002-03-18
CIK 1110557

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001      Commission File Number 0-30619

                         TRINITY MEDICAL GROUP USA, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

            Florida                                    68-0438943
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

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

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2001 were $0.

As of March 11, 2002 there were outstanding 13,436,662 shares of common stock, par value $0.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) on March 11, 2002 based on the average bid and asked price on such date was $2,184,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format: Yes ( ) No ( X )

                              INDEX TO FORM 10-KSB

PART I                                                                 PAGE

 ITEM 1  -  BUSINESS.....................................................3

 ITEM 2  -  PROPERTIES..................................................19

 ITEM 3  -  LEGAL PROCEEDINGS...........................................20

 ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........20

PART II

 ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................22

 ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.................................................23

 ITEM 7  -  FINANCIAL STATEMENTS........................................31

 ITEM 8  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................31


PART III

 ITEM 9  -  DIRECTORS AND OFFICERS OF THE REGISTRANT....................31

 ITEM 10 -  EXECUTIVE COMPENSATION......................................36

 ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT............................................38

 ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............39

 ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K ...........................41

            SIGNATURES..................................................44

                                     PART I

INFORMATION REGARDING FORWARD LOOKING STATEMENTS.

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

ITEM 1  - BUSINESS

GENERAL.

         Trinity Medical Group USA, Inc. was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. Following an Agreement for the Exchange of Common Stock between Trinity USA and August Project III Corp., a Florida corporation, on December 31, 1999, August Project issued to Trinity USA's shareholders 5,226,000 shares of its Common Stock in exchange for 100% of the outstanding shares of Trinity USA. In addition, shareholders of August Project sold 4,867,000 shares to the shareholders of Trinity USA in exchange for $175,000. Following the exchange, the shareholders of Trinity USA owned a total of 10,093,000 out of a total of 10,226,000 outstanding shares of August Project, and Trinity USA was a wholly owned subsidiary of August Project. Prior to the exchange, August Project had been approved for listing on the National Quotation Service Pink Sheets with the following trading symbol: AUUK. On January 5, 2000, August Project changed its name to Trinity Medical Group USA, Inc.

         The 10,093,000 shares of common stock owned by the shareholders of Trinity USA consisted of 9,600,000 shares owned by Trinity USA founding shareholders and 493,000 shares owned by service providers who performed consulting services for Trinity USA during 1999. Trinity USA recorded an expense of $229,200 related to the consulting services provided, which included identifying exchange and/or acquisition candidates, due diligence procedures on August Project and services related to the creation of our first private placement memorandum. The founding shareholders have not subsequently sold any of their shares.

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

     August Project III Corp. was formed on July 10, 1997. Although August Project III Corp. was formed and incorporated as a Florida corporation on July 10, 1997, they had no capital transactions or operating activities of any significance between July 10, 1997 and December 31, 1999, the date of our exchange with August Project III Corp.

OUR LICENSED TECHNOLOGY.

         Trinity USA is an affiliate of Trinity Assets Company Limited., a Thailand company. We are a late development stage company with rights to market an HIV-Immunogen also known as REMUNE, a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus, or HIV. REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's vaccine technology.

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

         In July 2001, Trinity USA, through its affiliate Trinity Assets Company Limited, filed a new drug application according to the steps for approval by the Thai Food and Drug Administration to market, distribute and manufacture REMUNE in Thailand. Approval of REMUNE by the Thai FDA is necessary for the marketing, distribution and manufacture of REMUNE. If the Thai FDA does not approve REMUNE, it cannot be marketed, sold or manufactured in Thailand and Trinity USA will be unable to generate any revenue in Thailand or any other of its licensed countries. If and when the Thai FDA approves our new drug application and we obtain the necessary export license and Good Manufacturing Practice standards certificate from the U.S. FDA, we are prepared to immediately commence the sale and distribution of REMUNE in Thailand. We can give no assurances, however, that such approval, license and certificate will be obtained.

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

         The license and collaboration agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation, entered into in 1995, provided for possible termination of the license and collaboration agreement if the marketing approval for REMUNE in Thailand was not granted before December 31, 2000. On September 29, 2000, The Immune Response Corporation and Trinity USA amended the license and collaboration agreement to set the earliest possible termination date to August 31, 2001. On May 8, 2001, The Immune Response Corporation and Trinity USA amended the license and collaboration agreement to set the earliest possible termination date to August 31, 2004.

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

         The license and collaboration agreement, as amended, states that The Immune Response Corporation will manufacture, sell and deliver to Trinity USA a quantity of REMUNE equal to Trinity USA's requirement of REMUNE for commercial sale and distribution in its territory, up to 25% of The Immune Response Corporation's actual monthly production of the product. In the event Trinity USA's requirement of REMUNE exceeds 25% of The Immune Response Corporation's actual monthly production of the product, Trinity USA may request additional product and The Immune Response Corporation, in its sole discretion, may manufacture and sell the additional product to Trinity USA. Our cost of REMUNE is contractually based upon The Immune Response Corporation's manufacturing cost, as defined under generally accepted accounting principles, plus an agreed upon markup percentage. Trinity USA also has three years from the date of the first commercial sale of REMUNE in Thailand to exercise its option to obtain an exclusive license to manufacture REMUNE in Thailand solely for the sale, distribution and use in Trinity USA's licensed territory.

         REMUNE is produced by The Immune Response Corporation at its facility located in King of Prussia, Pennsylvania and also in small quantities at its Carlsbad California pilot plant. The product requires a final production step of nuclear irradiation which is conducted by a third party at another location; we bear no environmental liability for that operation. When and if the manufacture is conducted by us, we must find a third party capable of carrying out this step or apply for and receive permission from the relevant governmental authority for such a facility to perform the irradiation process. If we conduct the irradiation, some environmental liability may result and sufficient safeguards must be in place to prevent such a liability. The nuclear irradiation sources are available in Thailand. Currently, Trinity USA is unfamiliar with the source of each component used to make REMUNE. The King of Prussia facility requires certification by the U.S. FDA for compliance to Good Manufacturing Practice standards.

         The Immune Response Corporation had a net loss of $24,498,000 and $8,756,000 for the year ended December 31, 2000 and the nine month period ended September 30, 2001, respectively. The Immune Response Corporation had an accumulated deficit of $219,784,000 as of September 30, 2001. The Immune Response Corporation also had working capital of $3,220,000, total assets of $23,266,000 and total liabilities of $5,519,000 as of September 30, 2001. These factors should be considered in making an investment in us, as The Immune Response Corporation is the sole supplier of REMUNE and, as discussed in the "Risk Factors" section of this prospectus, we will be adversely affected if for any reason the manufacturing facility experiences down time or The Immune Response Corporation does not fulfill its contractual obligations to provide us with REMUNE or at amounts sufficient to sustain profitable operations. Since the facility has no history of volume production, we cannot predict with absolute certainty that a consistent supply volume can be expected.

         Trinity USA, Trinity Assets Company Limited, and Trinity Medical Group, Ltd. do not possess any relevant patents or trademarks relating to REMUNE in the ten countries that we have rights to sell REMUNE, except for a non-exclusive right to use The Immune Response Corporation's registered trademark REMUNE(R) solely for the purpose of marketing and selling REMUNE in our licensed territory. All patents and trademarks are owned by The Immune Response Corporation and we are not certain as to the number and status of patents relating to REMUNE in all ten countries. Trinity USA owns the rights to REMUNE in these ten countries through our license and collaboration agreement with The Immune Response Corporation, dated September 15, 1995. Trinity Assets Company Limited has an exclusive right to market, sell and distribute REMUNE in Thailand only under a sublicense and supply agreement dated August 4, 2000. As of November 10, 2000, Trinity Medical Group, Ltd. no longer has REMUNE rights anywhere.

         Trinity USA has an obligation to purchase up to an additional 666,666 shares of common stock of The Immune Response Corporation. Trinity USA must purchase 333,333 shares within 30 days of receiving approval to commercialize REMUNE in Thailand and an additional 333,333 shares within 30 days of receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. Our ownership percentage of The Immune Response Corporation's outstanding common stock after the purchase of these shares would be 1.9%, assuming the total issued and outstanding common stock of The Immune Response Corporation as of September 30, 2001.

         The total cash requirement for the two remaining stock purchase commitments is $10 million. Trinity USA believes, however, that the purchase of The Immune Response Corporations' common stock at $15 per share, which is significantly above the $1.34 close price of their common stock on December 31, 2001, is much more than simply an investment in The Immune Response Corporation. We believe the greater value of the payments is related to the permanent fulfillment of our REMUNE license and access to REMUNE technology from The Immune Response Corporation.

         The common stock of The Immune Response Corporation held by Trinity USA after the required stock purchases would not be relied upon for income from potential appreciation or dividends. The shares of The Immune Response Corporation received in addition to our acquired license for REMUNE is viewed as an additional asset which we may or may not retain. If we elect to sell our shares of The Immune Response Corporation, we would be able to do so under rule 144 after holding the shares for one year and complying with the volume restrictions established by the SEC. Under present market conditions, where the price of The Immune Response Corporation's common stock is significantly below $15 per share, the payments to The Immune Response Corporation for the stock purchase would be accounted for primarily as an intangible asset, license technology. If we were to fulfill our stock purchase obligations at a stock price of $1.34, the payment premium to be allocated to the licensed technology asset would equal $9,106,658. Since the signing of the stock purchase agreement over 5 years ago, however, The Immune Response Corporation's share price has closed above $15 on several occasions, and it is plausible that considerable shareholder interest in The Immune Response Corporation would result from Trinity USA's success in gaining approval for REMUNE in Thailand and the ultimate payment of the $10 million.

STATUS OF REMUNE'S DEVELOPMENT AND REGULATORY APPROVAL.

         The Immune Response Corporation is in the final stages of validating the commercial scale manufacturing aspects of REMUNE. In 2001, The Immune Response Corporation began the process of manufacturing three commercial scale lots of REMUNE at its dedicated manufacturing facility under Good Manufacturing Practice, or GMP, standards. This process was initiated by us so that we may complete our new drug application in Thailand.

         As also discussed in the section of the prospectus entitled "Risk Factors", in 1999 The Immune Response Corporation discontinued a 2,526 patient, Phase III clinical endpoint trial. The trial was discontinued because differences in clinical endpoints were not observed between treatment groups, and extending the trial would have been unlikely to provide sufficient, additional clinical endpoints to permit statistically significant differences between the treatment groups to be observed in the near term. The primary efficacy endpoint for the trial was disease progression to an AIDS defining condition, or death. At the time the study began, this was the only accepted endpoint for approval by the U.S. FDA for vaccines. However, since the discontinuation of the 2,526 patient, Phase III trial, the U.S. FDA has agreed to accept virologic endpoint trials for the basis of approval for REMUNE, which is being applied in Study 202. The discontinuation of the Phase III trial in the United States, although adversely affecting the timing of The Immune Response Corporation's commercial approval process of REMUNE in its territory, including the United States, and their stock price, had no direct impact on Trinity USA; our Phase II trial utilized increases in CD4 cell count as the primary endpoint from the outset, which endpoint was successfully met. The discontinuation of The Immune Response Corporation trial has had no effect on the Thai approval process since the data from the Phase III trial conducted in the United States was never planned to be used as supportive data for Thai review. However, we believe the publication in HIV Medicine on the subset study will be helpful to support our own data.

         As also discussed in the section of the prospectus entitled "Risk Factors", The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. Pfizer studies in progress at the time of termination included Study 201 and Study 202. On August 30, 2001, The Immune Response Corporation announced that after a thorough review of the available data, it informed Agouron Pharmaceuticals, Inc. that it did not intend to continue Study 202.

         The Immune Response Corporation is also currently partially supporting a clinical trial in Spain known as STIR 2102. In November 2000, an independent Data Safety Monitoring Board, or DSMB, recommended that the trial in Spain of REMUNE plus anti-retroviral drugs in patients infected with HIV continue to its conclusion in May 2001. This decision followed review of efficacy data from the trial concerning viral load, which is the amount of HIV detected in the blood, and CD4 cell counts, which are immune cells selectively destroyed by HIV. On August 30, 2001, The Immune Response Corporation announced that after reviewing the data provided by the STIR 2102 protocol and the reports and views of the protocol statistician and the three outside statisticians, the DSMB expressed its view that REMUNE shows a positive impact on controlling virus and the study had met its primary endpoint (p=0.034). The Immune Response Corporation further announced that in light of both their decision not to continue Study 202 and because the DSMB expressed its view that the primary endpoint was met in the STIR 2102 trial, they planned to meet with the appropriate regulatory authorities as soon as possible in both Europe and the U.S. to discuss regulatory strategies regarding REMUNE. The data from the Spain trial has also been included in Trinity USA's new drug application and was presented to the Thai FDA in February 2002 by the principal investigator of the trial, Dr. Eduardo Fernandez-Cruz.

          CD4 cells are effective in trapping and deactivating HIV. Infected cells which have CD4 present on the surface can attach HIV emerging from the cell when viral production and release occur. HIV has an effective mechanism of ceasing the production of CD4 in an infected cell. The CD4 cells gradually decline in number because their production is curbed by HIV. When HIV enters a cell, it creates an agent that inhibits further CD4 production. With decreased CD4 on the surface, HIV can replicate within the infected cell and then emerge. By observing an increase in CD4 in an HIV positive patient, it infers that many cells are once again capable of producing CD4 and maintaining a stronger defense against viral reproduction. The level of virus in a person's blood and a person's CD4 cell count can predict the risk of developing AIDS. The use of CD4 as an indicator of drug efficacy against HIV is an accepted U.S. FDA marker.

         The remaining step needed for the completion of our new drug application, which was submitted to the Thai FDA for commercialization of REMUNE in July 2001, is a product quality assurance requirement from the governing authority of the country where REMUNE is manufactured, in this case the U.S. FDA. Specifically, the product quality assurance requirement by the Thai authorities is the issuance of a GMP certification of The Immune Response Corporation's dedicated manufacturing facility in King of Prussia, Pennsylvania. Since REMUNE has not been commercially approved in the U.S. or in any other country, our supplier, The Immune Response Corporation, has not previously sought GMP certification of its manufacturing facility producing REMUNE. However, clinical trial materials of REMUNE have been produced under GMP standards.

         In January 2002, Trinity USA announced that the Thai Food and Drug Administration certified the REMUNE manufacturing facility as being in compliance with GMP standards. The Thai FDA GMP standards are based on stringent World Health Organization guidelines. The certification followed an on site inspection by Thai officials in November 2001 that was performed as a requirement of the new drug application process originated by Trinity USA and its affiliates, Trinity Assets Company Limited, on July 30, 2001. As a result of the certification by the Thai FDA, Trinity USA believes a determination can be made by the Thai FDA concerning the commercialization of REMUNE in Thailand by the end of the second quarter of 2002. Even if the Thai Food and Drug Administration approves REMUNE for commercialization, Trinity USA believes it would still be necessary to obtain a GMP certification and export license from the U.S. FDA before commercial distribution of REMUNE in

Thailand could occur. Further, we believe that a GMP inspection and certification by the U.S. FDA will not occur until at least the first quarter of 2003, because of the time and expense necessary for The Immune Response Corporation to prepare for such an inspection. Currently, The Immune Response Corporation does not have the financial resources to adequately prepare for the inspection.

         Trinity USA believes that the new drug application in Thailand will be accepted based mainly upon the results of our clinical trials in Thailand, which illustrate safety and efficacy. The review of the new drug application by the Thai FDA is, however, a subjective process and we can give no assurances that the new drug application will be approved by the Thai FDA so that we may commercialize REMUNE in Thailand.

         Other requirements for commercialization are import/export licenses by Thai and U.S. authorities. The Immune Response Corporation is responsible for initiating the export license and Trinity USA, through Trinity Assets Company Limited, is responsible for initiating the import license. Should the Thai FDA approve the use of REMUNE, the import license would be judged principally on objective standards of whether or not there will be tariff requirements and matters of assessing product quality, labeling and authenticity. These matters are to the best of our knowledge not cumbersome nor overwhelming.

         The pertinent laws governing export of drugs and biologics which are not approved for use in the U.S. are contained in the Federal Food, Drug, and Cosmetic Act. Under these statutes, if REMUNE is not approved for use in the United States or other listed countries, we may petition the U.S. FDA for export of REMUNE under a section of the Federal Food, Drug, and Cosmetic Act which requires that the following conditions be met:

1) The drug complies with the laws of the foreign country and has valid marketing authorization by the responsible authority in that country.

2) The FDA determines that the foreign country to which export is sought has: a) statutory or regulatory requirements which require the review of drugs for safety and effectiveness by a government entity in that country and which authorizes marketing approval of drugs which trained and experienced experts have determined to be safe and effective; b) regulatory requirements that the experts must be employed by or acting on behalf of the foreign government entity and base their determination on adequate and well-controlled investigations, including clinical investigations; c) statutory or regulatory requirements pertaining to GMP; d) statutory or regulatory requirements for reporting adverse events and for removing unsafe or ineffective drugs from the market; and e) statutory or regulatory requirements which require that the labeling and promotion be in accordance with the product's approval.

         We also have the option to petition the FDA for approval to export REMUNE to Thailand under a separate section of the Federal Food, Drug, and Cosmetic Act by submitting information on the product quality, potency, safety, and efficacy along with a request from the governing authority of Thailand for such a license. Our petition would include the raw data from our trials in Thailand regarding the use of REMUNE without concomitant use of HAART and label guidelines that include recommendations for REMUNE as a sole treatment for HIV. This petition would take us approximately one month to construct and would cost approximately $50,000 in consultant's fees. The U.S. FDA is required to respond to such a completed petition within 60 days of filing. There can be no assurance, however, that the U.S. FDA will rule favorably upon either of the above mentioned petitions.

         If the U.S. FDA denies either of our petitions, then we would be required to await approval of REMUNE in the U.S. or a European country where it is currently being tested. In that event, we would be delayed in our revenue projections for at least six months, since such approval, if it is granted, is not anticipated until 2003. If REMUNE does not ever gain approval in the U.S. or Europe, and our petitions for an export license are denied, the only way to sell REMUNE in Thailand would be to construct our own manufacturing plant in Thailand, a process that may take three years and cost millions of dollars, and would require us to seek additional capitalization for which we cannot ensure investors of success. If we were unable to finance the construction of a manufacturing plant, we would be forced to cease operations.

         The following table and related narrative summarizes our regulatory and developmental milestones needed to obtain commercialization of REMUNE in
Thailand:

COUNTRY         AGENCY/COMPANY               ITEM                              STATUS
---------------------------------------------------------------------------------------------------------------
Thailand        A.   Ministry of          1A.  Import License                   1A.  Submitted
                     Public Health, FDA
                                          2A.  Inspection  of IMNR factory      2A.  Completed by Thai FDA.
                                               and GMP  Certification  for           Still needed by U.S. FDA
                                               REMUNE

                                          3A.  New Drug Application             3A.  NDA  Submitted;   review
                                               Approval                              of   1A   and   2A   and
                                                                                     entire data set

United States   B.   U.S. FDA             1B.  Export License                   1B.  Requires 2B and
                                                                                     approval for export in
                                                                                     accordance with
                                                                                     procedures set forth
                                                                                     immediately preceding
                                                                                     this table.

                                          2B.  Inspection  of IMNR factory      2B.  Not expected to occur
                                               and GMP  Certification  for           until at least first
                                               REMUNE                                quarter of 2003.
---------------------------------------------------------------------------------------------------------------

         The major milestone that needs to be successfully completed before we may commence commercial sale of REMUNE in Thailand is clearance by the Thai FDA for a new drug application, item 3A. The import/export clearance, item 1A and 1B is also dependent upon the manufacturer supplying a valid analysis of the product. The certification of the manufacturing facility in accordance with U.S. FDA Good Manufacturing Practice standards, item 2B, is not expected to occur until at least the first quarter of 2003. Trinity USA, through Trinity Assets Company Limited, submitted a new drug application for REMUNE to the Thai FDA for commercialization in July 2001 and has subsequently received item 2A.

         The total cost to Trinity USA for obtaining the referenced items above is estimated to be less than $100,000 and has been included in our total remaining estimated research and development costs of $800,000 as discussed in the section of the prospectus entitled "Plan of Operation" under the subheading "Capital requirements, cash flow and other operating considerations". If Trinity USA is unable to obtain any of the above referenced items or is significantly delayed in obtaining them, we may be unable to sustain our business without receiving additional capital and we may be unable to retain our licensing rights to REMUNE.

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

         Trinity USA expects to reimburse Trinity Assets Company Limited for services and consultants used to complete the application process; these charges are expected to be approximately $200,000. Until full approval is received in Thailand and product sales begin or we gain sufficient capital from sale of our common stock, we will not have sufficient capital to expand our efforts in other licensed countries. Only after approval of REMUNE in Thailand occurs and revenue from sales are realized, would we undertake the approval process in the other countries. At this time we have not applied for use in any country other than Thailand.

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

COMPETITIVE BUSINESS ENVIRONMENT.

          We are not aware of another immune based therapy against HIV that is in human clinical trials. If there are any, we believe it would take five to 10 years to develop, test, and gain approvals. There are antiviral treatments for HIV which are widely used in the Western world and are known as Highly Active Anti-retroviral Therapy, or HAART. HAART products include AZT, ddi, Viracept, and Sustiva. HAART is openly available in Thailand but used by less than 1% of the infected population. The reason HAART is not widely used is due to the high cost of these drugs. The normal price for HAART treatment is between $10,000 and $20,000 per year per person. The average income of Thai's infected with HIV is around $3,000 per year. The expected price of REMUNE for Thai patients will be based upon demand and could be in the range of $150 to $500 per dose. The price of the product from the manufacturer, The Immune Response Corporation, is confidential and subject to refinement, as their costs may change. However, Trinity USA does expect to realize a minimum gross profit of $75 per dose on our sales to Trinity Assets Company Limited, as provided by our sublicense and supply agreement with Trinity Assets Company Limited.

         Patients who use HAART are often maligned with side effects, may not be able to work while treated and may have to remain hospitalized. We believe REMUNE will be competitive due to a significantly lower annual treatment price of less than $2,000 per year per person and it being a simple injection, at a minimum of once per quarter, which has no adverse side effects. Based upon the data from our clinical trials, we expect the range of injections to be from four to six injections per year, which is dependent upon the CD4 cell count and viral load present in the HIV infected individual. We believe that less than 40% of patients would require more than four injections per year. However, this regimen will be studied further. We do not believe that the requirement of more than four injections per year by certain patients will significantly inhibit the commercial success of REMUNE in Thailand or the viability of our business model. Phase I and Phase II clinical trials conducted in Thailand and the United States form the basis for our conclusions that there are no adverse side effects from the quarterly injections of REMUNE. A summary of the results of the Phase II clinical trial conducted in Thailand is presented in this section of the prospectus, under the subheading "Clinical trials of REMUNE and other REMUNE programs."

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

         Programs of the Thai government and private charities make HAART available to a small number of the approximately 1 million infected in Thailand. For example, Glaxo sells AZT at a 90% discount in Thailand so that treatment is available for about $1 a day. However, AZT should not be taken alone and its use may result in viral mutation. Additionally, the only practical use is for short-term use by pregnant mothers so that their newborns are not infected. Other HAART drugs are expensive to produce and demand in western countries at list prices already exceeds supply. In the future if the price of HAART does comes down to the level of REMUNE, we believe they would be used when needed in conjunction with REMUNE and not as a competitive treatment.

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

         Since inception through December 31, 2001, Trinity Medical Group, Ltd. has billed Trinity USA approximately $983,000 for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2001, Trinity USA has paid Trinity Medical Group, Ltd. approximately $669,000 in cash for amounts previously billed. Trinity USA has paid Trinity Medical Group, Ltd. for the costs incurred as required by a now terminated collaboration and supply agreement. Please see the section of this Form 10-KSB entitled "Certain Relationships and Related Transactions" where the satisfaction of all amounts owed to Trinity Medical Group, Ltd. is also discussed.

         The collaboration and supply agreement provided that Trinity USA make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of shares of common stock not to exceed 1 million shares. The requirement for Trinity USA not to exceed 1 million shares in its attempt to capitalize itself was subsequently waived. Trinity USA agreed to prepare and complete all necessary documentation required for registration of Trinity USA with the Securities and Exchange Commission as a reporting company, which it has done by filing a Form 10-SB on May 12, 2000. In exchange for Trinity USA being capitalized and a reporting company, Trinity Medical Group, Ltd. agreed to transfer its license and collaboration agreement and stock purchase agreement between it and The Immune Response Corporation, dated September 15, 1995, to Trinity USA no later than the first sale of the product after full regulatory approval in Thailand has been granted.

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

         Trinity USA has also agreed to provide support to Trinity Assets Company Limited, in the form and substance satisfactory to both parties, for the warehousing, transportation, and production of any related capital assets, plant and equipment, etc. which are necessary for the marketing, promoting and selling of REMUNE in Thailand. This support may be in the form of providing interest bearing loans to Trinity Assets Company Limited or capital, in exchange for equity ownership of Trinity Assets Company Limited; no specific terms of the support have been negotiated by the parties at this time. Under the terms of the sublicense and supply agreement, Trinity USA will pay Trinity Assets Company Limited for research personnel, travel, laboratory, facility and publication costs associated with clinical trials of REMUNE until full regulatory approval in Thailand is granted. The research personnel are to be paid at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The remainder of the aforementioned costs that Trinity USA is obligated to pay under the sublicense and supply agreement are to be paid at actual cost. Please see the section of this form 10-KSB entitled "Certain Relationships and Related Transactions" where the satisfaction of amounts owed to Trinity Assets Company Limited is discussed.

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

         Trinity Assets Company Limited was reorganized to specifically manage REMUNE development, perform the local regulatory requirements and future marketing, sales and distribution efforts in Thailand. Trinity USA management believes it can simplify its organizational structure and deliver higher profitability by delegating these business and operational requirements to organizations that exist and have familiarity in that particular economic region, rather than attempting to manage the daily affairs and operations which are 14 time zones removed. Our use of Trinity Assets Company Limited as our current distributor in Thailand was also done to address the Thai Alien Business Operation Act which requires entities who manufacture or distribute pharmaceuticals in Thailand to be majority Thai owned. Although Trinity USA is currently majority Thai owned, and will be immediately following future contemplated private offerings, it is possible that we would access the United States capital markets by selling or issuing additional shares in the future which may result in us no longer being majority Thai owned.

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

         The Phase II study conducted by us that is the basis of our application for a new drug application with the Thai FDA utilized CD4 cell counts as a primary end point with viral load, CD8, and body weight as secondary markers. In other tests of potential HIV treatment, additional tests are used as primary and secondary end points as the technology to detect such factors becomes available. For example, some tests also study CD38 cells and Delayed Type Hypersensitivity skin tests. It can be seen that all studies utilized CD4 as a primary end point marker with viral load seen in nearly all studies. We believe an indication of CD4 increase will compel approval of REMUNE by the Thai FDA even though other markers exist. CD4 cell increases have formed the basis of other drug approvals. For example, Interleukin-2 was recently approved in France, and subsequently in Thailand, for HIV treatment on the basis of CD4 cell increases, although viral load data did not change. In our study, both CD4 increase and viral load stabilization and decreases were reported. It is possible that the Thai FDA could request further evidence of REMUNE efficacy beyond the end points we have studied; in that event, we are prepared to include test results from The Immune Response Corporation trials which have additional end points. While we believe an indication of CD4 cell increase is sufficient for regulatory approval in Thailand, there remains the possibility of additional requirements beyond the scope of our studies and there does not exist an absolute standard by which an HIV drug is judged as being efficacious.

         The results of the Phase II controlled trial were presented at the XIII International AIDS Conference in Durban, South Africa by Dr. Vina Churdboonchart, as the principal investigator at Mahidol University with the collaboration of researchers from five leading Thai universities. The results of the Phase II clinical trials in Thailand and other clinical trials using REMUNE as a treatment for slowing HIV-related disease progression are encouraging. The global burden of disease and death related to HIV is increasing at a rate unmatched by any other pathogen. At present, the most effective treatment for slowing HIV-related disease progression, anti-retroviral medication requiring a daily multi-pill regime, is complicated to administer, requires close medical monitoring, is extremely costly, and can cause significant adverse effects. The study conditions of the clinical trials in Thailand allowed REMUNE to be assessed as a "mono-therapy", that is, without any other anti-viral drugs. REMUNE requires a minimum of a once a quarter injection. As a result, REMUNE is both more economical and practical for populations similar to those in Thailand. As released by the Ministry of Public Health of Thailand, the official number of HIV infected people in Thailand is 1 million people. The estimate for Asia is approximately 7 million HIV-1 infected people. REMUNE is potentially a very cost effective therapy for the treatment of HIV among Thailand's poorest people.
Follow-up study results have also been subsequently presented at various conferences in France, Spain, and Thailand; certain of the results have been published in peer reviewed scientific journals.

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

         Over the last five years, all other U.S. trials of REMUNE by The Immune Response Corporation and/or Pfizer Inc. have been conducted with HAART therapies because that is a requirement of the U.S. FDA. Since HAART is known to prolong the lives of HIV infected, the U.S. FDA has determined that it would be unfair to test patients by excluding a proven therapy from U.S. trials of HIV treatments. The Thai trials, notably the 297 patient Phase II trial designated 2101B, did not utilize HAART because that is not a practical treatment for most Thai people, who simply cannot afford HAART, even if it was available in sufficient amounts in Thailand. In order for REMUNE to be a commercial success in Thailand and Southeast Asia, it must have benefit without the use of HAART. The results of 2101B indicated REMUNE increased CD4 levels and resulted in stabilization or decreases in viral load without using HAART. Therefore, if REMUNE were to be found to be effective only in combination with HAART, demand for REMUNE in Thailand would be significantly less than our current business model contemplates.

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

IF NEITHER THE IMMUNE RESPONSE CORPORATION, NOR TRINITY USA, IS ABLE TO SECURE A LICENSE TO EXPORT REMUNE FROM THE U.S. FDA, WE WILL HAVE TO ATTEMPT TO BUILD A MANUFACTURING FACILITY IN THAILAND OR CEASE OPERATIONS.

         In the event that neither The Immune Response Corporation, nor Trinity USA, is able to secure an export license for REMUNE, our business plan will be severely compromised and we may be forced to cease operations. The U.S. FDA may approve REMUNE for export based upon any of the following:

o    the results of tests conducted in the United States;
o    approval of REMUNE by the European health authorities;
o an application for an export license based upon approval of REMUNE by the Thai health authorities and a review by the U.S. FDA, for compliance with specific criteria set forth in the Federal Food, Drug and Cosmetic Act, of the Thai statutes and regulations governing the approval for use, manufacture and recall of drugs subsequently found not to be safe or effective; or
o a direct application in conjunction with the Thai health authorities for approval of the export of REMUNE based on an application to the U.S. FDA including the raw data from the trials of REMUNE conducted in Thailand.

         There can be no assurance, however, that REMUNE will be approved for use by either the U.S. FDA or the European health authorities, or that the U.S. FDA will ever approve the export of REMUNE. If the U.S. FDA refuses to approve the export of REMUNE for commercial use in Thailand, we may choose to build a manufacturing facility in Thailand capable of producing REMUNE or, if REMUNE may be exported as an intermediate product, of completing the manufacturing process for REMUNE. The cost of constructing a manufacturing facility in Thailand would be millions of dollars, and there can be no assurance that we would be able to raise the capital necessary to fund the building of a manufacturing plant. If neither The Immune Response

Corporation, nor Trinity USA, can procure an export license for REMUNE, sales may not occur for 2 to 3 additional years, if ever, while we seek alternative manufacturing options.

IF WE ARE UNABLE TO DISTRIBUTE REMUNE IN THAILAND WITHOUT THE CONCOMITANT USE OF HIGHLY ACTIVE ANTI-RETROVIRAL THERAPY, OR HAART, OUR BUSINESS MODEL MAY NOT BE VIABLE AND WE MAY BE FORCED TO CEASE OPERATIONS.

         Our business model contemplates that REMUNE will be approved and labeled as a mono-therapy in Thailand and in our other licensed countries. If we are unable to distribute REMUNE in Thailand without the concomitant use of HAART, our business model may not be viable and we may be forced to cease operations because we believe HAART is not affordable or readily accessible to the great majority of the HIV infected population in the countries where we possess license rights.

IF OUR SUPPLIER IS UNABLE TO PROVIDE REMUNE AT A PRICE WHICH CAN BE RESOLD BY US AT AN AMOUNT THAT IS AFFORDABLE TO THE HIV INFECTED POPULATION IN OUR TERRITORY, WE MAY NOT BE ABLE TO SUSTAIN PROFITABLE OPERATIONS.

         Our cost of REMUNE is contractually based upon The Immune Response Corporation's manufacturing cost, as defined under generally accepted accounting principles, plus an agreed upon markup percentage. Because The Immune Response Corporation's manufacturing facility has no history of volume production, we cannot determine with absolute certainty that the price at which REMUNE may be resold in our licensed territory will be affordable to a large enough percentage of the HIV infected population for us to sustain profitable operations.

IF THE IMMUNE RESPONSE CORPORATION IS UNABLE TO CONTINUE AS A GOING CONCERN, WE WILL LOSE THE SOLE SUPPLIER OF REMUNE, OUR ONLY PRODUCT.

         The Immune Response Corporation had a net loss of $24,498,000 and $8,756,000 for the year ended December 31, 2000 and the nine month period ended September 30, 2001, respectively. The Immune Response Corporation had an accumulated deficit of $219,784,000 as of September 30, 2001. The Immune Response Corporation also had working capital of $3,220,000, total assets of $23,266,000 and total liabilities of $5,519,000 as of September 30, 2001.

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

         The license and collaboration agreement, as amended, between Trinity USA and The Immune Response Corporation provides for possible termination of the license and collaboration agreement if the marketing approval for REMUNE in Thailand is not granted before August 31, 2004.

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

         The Immune Response Corporation must still complete clinical trials of REMUNE. The results must gain regulatory approvals in the United States or other countries where these companies may sell REMUNE. There can be no assurance that the clinical trials and any subsequent commercialization of REMUNE by The Immune Response Corporation will be successfully completed. The discontinuation of a Phase 3 trial of REMUNE due to lack of statistical difference between test and control groups, conducted in the United States, had a material adverse effect on The Immune Response Corporation.

         On August 30, 2001, The Immune Response Corporation announced that after a thorough review of the available data, it informed Agouron Pharmaceuticals, Inc., a Pfizer Company, that it did not intend to continue Study 202. The decision was based on the fact that the total number of endpoints (time to virological failure) to date appeared to be falling short of the number assumed by Agouron in the protocol. Additionally, the conditional power calculations, which is the estimation of the likelihood of correctly determining a treatment effect, provided by Agouron were reviewed and revealed that while the power could be near 70%, it could also be as low as 40%. Based on these factors, The Immune Response Corporation determined that it would be highly unlikely that Study 202 would be able to achieve its primary objective of determining a treatment effect.

BECAUSE THE IMMUNE RESPONSE CORPORATION AND AGOURON HAVE TERMINATED THEIR COLLABORATION AGREEMENT, THE IMMUNE RESPONSE CORPORATION MAY HAVE TO ABANDON THE DEVELOPMENT OF REMUNE.

         The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and Trinity USA's stock price, and therefore our ability to successfully raise additional capital to complete REMUNE development and effectuate our business plans.

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

                RISKS RELATING TO OUR HISTORY AND FINANCING NEEDS

IF WE ARE UNABLE TO PAY OUR CURRENT AND FUTURE OBLIGATIONS TO TRINITY ASSETS COMPANY LIMITED, OUR CURRENT DISTRIBUTION STRATEGY COULD BE COMPROMISED AND WE MAY BE UNABLE TO SELL OUR PRODUCT IN THAILAND.

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

         Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since our inception in 1998. We currently have no revenues and we are still in the developmental stage of our business. As of December 31, 2001, we had an accumulated deficit of $6,345,831. We expect to continue to incur losses for at least the next year, and expect that these losses could increase as we continue to expand our sales, research, and marketing force, and our distribution facilities in an effort to commercialize REMUNE. We expect to incur additional losses until such time, if ever, that our revenues from the sale of REMUNE cover our expenses. Achieving and maintaining long-term profitability depends on successfully commercializing REMUNE. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize REMUNE. If the time required to generate revenues and achieve profitability is longer than anticipated, or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE NEXT 12 MONTHS, WE MAY BE FORCED TO CEASE OPERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Other than our Securities Purchase Agreement with La Jolla Cove Investors, Inc., which was entered into on January 4, 2002, we do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We currently anticipate that the net proceeds from our sale of our shares of common stock from future private placement offerings or through the future exercise of warrants under our Securities Purchase Agreement with La Jolla Cove Investors, Inc., together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing.

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

IF WE ARE UNABLE TO GENERATE INTERNAL SOURCES OF LIQUIDITY, WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS WITHOUT SUBORDINATING THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

         To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2003. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Trinity USA's common stock. The failure to raise any needed additional funds will make it difficult for Trinity USA to sustain or commence its primary business operations.

BECAUSE TRINITY USA AND TRINITY ASSETS COMPANY LIMITED HAVE A DIRECTOR IN COMMON, THERE MAY BE INHERENT CONFLICTS OF INTEREST IN THE EXECUTION BY THIS DIRECTOR OF HIS DUTIES.

         Trinity USA currently has one director that is also a director and officer of Trinity Assets Company Limited. This director also has a direct financial interest in both Trinity USA and Trinity Assets Company Limited. While our management believes that this director will be able to exercise his fiduciary duty to our shareholders, there may exist inherent conflicts of interest in the execution by this director of those duties. As a result of this potential conflict, this director may not negotiate the terms of our current or prospective agreements with Trinity Assets Company Limited as favorably as the terms he would demand if he had no financial interest in our contractual partner.

ITEM 2  - PROPERTIES

         We own no real property. We lease executive and administrative offices at 30021 Tomas, Suite 300, Rancho Santa Margarita, CA 92688. We will lease those facilities from American Office Centers, L.L.C. for a period of one year. The size of this property is approximately 500 square feet and consists of two adjoining executive offices. This facility will serve as Trinity USA's accounting and administrative offices. The monthly rent expense for this facility is approximately $2,200. We believe that this space will be sufficient for our business purpose for the next twelve months because our research and development and distribution activities will be primarily performed by our affiliate, Trinity Assets Company Limited, during that time. In the opinion of management, all of our properties and equipment are adequately covered by insurance.

         Upon sufficient capitalization, we intend to directly purchase or lease plant, equipment and secure land leases for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. We also estimate that the cost of securing an associated land lease in Thailand is $3 million. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000. No specific property for the handling and storage facility has yet been identified.

ITEM 3  - LEGAL PROCEEDINGS

         There are no legal actions pending against us nor are any legal actions contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001 through the mailing of a Proxy Statement in connection with Trinity USA's 2000 annual meeting of shareholders which took place on December 20, 2001. The Company mailed the Proxy Statement on or about November 19, 2001 soliciting the written consent of the shareholders on two proposals. There were issued and outstanding on November 19, 2001, the record date, 11,858,120 shares of common stock.

         Proposal 1 solicited the vote of the shareholders to approve the nomination for election of five directors: Arun Churdboonchart, Dr. Vina Churdboonchart, Orranart Churdboonchart, Dr. James Namnath, and Kenneth Hamlet. Proposal 1 received the following consents:

          For          8,224,320
          Against      0
          Abstain      0

         Proposal 2 solicited the vote of the shareholders to ratify the appointment of Grant Thornton LLP as the Company's auditors for the year ended December 31, 2001. Proposal 2 received the following consents:

          For          8,224,320
          Against      0
          Abstain      0

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         The principal United States market in which our common stock is the NASD Over the Counter Bulletin Board. Our common stock began trading in July 2000 under the symbol TMGU. Firms making a market in Trinity USA common stock include Knight Trading, Herzog, Heine, Geduld, Inc., National Capital, LLC, Salomon Grey and several others. We intend to apply for listing on the NASDAQ Small Cap or National Market if and when we meet the necessary listing requirements.

         The range of high and low close price information for our common stock for each quarter from July 12, 2000, the date we became a reporting company and began trading through the Pink Sheet Service, through December 31, 2001 is as follows:

                                                          High       Low
                                                          ----       ---
         The third quarter ended September 30, 2000   $   8.00    $  3.00

         The fourth quarter ended December 31, 2000   $   5.00    $  1.06

         The first quarter ended March 31, 2001       $   2.25    $  0.51

         The second quarter ended June 30, 2001       $   5.25    $  0.50

         The third quarter ended September 30, 2001   $   4.05    $  1.38

         The fourth quarter ended December 31, 2001   $   2.15    $  1.15

         The source of the above information is www.smallcapcenter.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

         On December 31, 2001, there were approximately 175 holders of record of our common stock. This number does not include any adjustment for stockholders owning Trinity USA common stock in street name. The stock transfer records of the corporation indicate that, as of December 31, 2001, there were 12,958,120 common shares outstanding. We have never paid dividends, and we do not anticipate paying any dividends in the near future; instead, we intend to retain earnings, if any, to provide funds for general corporate purposes and the expansion of business. As well as being regulated at the federal level by the Securities Exchange Act of 1934, the sale and resale of our common stock is regulated at the state level through the Blue Sky laws.

         Our common stock is listed on the NASD OTC Bulletin Board under the trading symbol TMGU, but the common stock still might not be salable by the resident of a state in which we have not met the applicable Blue Sky requirements. Various methods are available to brokers who want to fill buy or sell orders for a resident of such a state, but the willingness to do this depends heavily on the particular state or states involved and on the aggregate value of the transaction. It also depends on the brokers involved. The compliance departments of some brokerage firms routinely disallow trading in certain stocks - especially "penny stocks" and others with inadequate levels of public disclosure, low or suspiciously volatile prices, or smaller market makers with whom the brokerage firms may be unfamiliar. There are federal regulations that can also influence a broker's willingness or ability to be involved in sales of certain low-priced stocks like Trinity USA's. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in these "penny stocks". Generally speaking, "penny stocks" are equity securities with a price of less than $5 per share, other than securities listed on certain national exchanges, or quoted on the National Association of Securities Dealers Automated

Quotation system, provided that current price and volume information with respect to transactions in penny stocks is provided by such exchange or system. If our common stock meets the definition of a "penny stock", before executing a transaction not otherwise exempt, a broker-dealer must do the following:

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

         The amount of common equity that is subject to outstanding options or warrants to purchase, or securities convertible into common equity of Trinity USA as of December 31, 2001 is as follows:

         Stock options                        725,000

         Common stock purchase warrants       1,058,667*

         Convertible promissory note          366,972*

* Amounts include an estimate for the common stock purchase warrant (366,972 warrant shares) and the common stock issuable upon conversion of the note
(366,972 common shares) based upon the conversion terms of the note, as calculated assuming conversion at December 31, 2001.

         As of December 31, 2001, the amount of common equity that could be sold pursuant to Rule 144 under the Securities Act or that Trinity USA has agreed to register under the Securities Act for sale by security holders is 12,320,620 shares of common stock. This amount excludes the estimated 1,058,667 warrant shares and the 725,000 stock options. The total number of common shares outstanding as of December 31, 2001 for which Rule 144 would not be available is 100,000 shares. Rule 144 is not available based upon the Securities and Exchange Commission's position regarding business combinations with blank check companies, such as Trinity USA's exchange with August Project III Corp. on December 31, 1999. The 100,000 shares of common stock can only be resold through a registered offering.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                PLAN OF OPERATION

GENERAL OVERVIEW.

         We have minimal operations, nominal assets and no revenues from operations. We have only approximately two years of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until 2003. As we do not currently have any external sources of funding, our inability to successfully implement future public or private placement offerings and further our business strategy may compromise our ability to achieve our projected revenues.

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

DISTRIBUTION AND REVENUE GOALS.

         The Trinity USA business plan includes the establishment of revenue over the first three years after commercial approval primarily from sale of REMUNE. Other possible sources of revenue or income in these first three years include license fees for the development of REMUNE in one of the other countries in Trinity USA's territory and research grants from public and private sources. Trinity USA would focus its workforce on developing expertise in REMUNE, international trade logistics and tax management, foreign currency and cash management, effective product demand forecasting, and ensuring product integrity. In the first year that we receive commercial approval for REMUNE and have received the necessary export approval from the U.S. FDA, we would establish an engineering team to oversee the development of a handling, storage, and manufacturing plant in Thailand. After establishing reliable and steady revenue from REMUNE in Thailand, Trinity USA plans to create its own research and development capability in the United States and elsewhere to develop new and improved products. Trinity USA plans to acquire related technology as discovered by an internal business unit dedicated to that goal or through strategic acquisitions. For the first three to five years after commercialization, Trinity USA plans to derive almost all of its revenue from sale of REMUNE to distributors in our licensed countries.

         Trinity USA does not plan to sell REMUNE directly to patients, doctors, clinics, or hospitals. Trinity USA would fund further studies of REMUNE to expand its market potential with formula improvements and more use patterns; for example, we believe REMUNE should be studied as a preventative vaccine for HIV. In the five to fifteen year time frame, Trinity USA hopes to have developed or acquired additional products for markets around the world.

         We plan to demonstrate shareholder value by maintaining a significant gross profit margin while minimizing our selling, general and administrative expenses. Without a large burden for past research and development, the outsourcing of our sales function to distributors in our licensed territories, and a business plan mindful of expense management and operating cash flow, we believe it is possible to have selling, general and administrative costs of less than $3 million per year in the first three years after commercialization while gross profit potential could rise to $35 million or higher. We base our third year gross profit projection on a minimum gross profit of $75 per dose of REMUNE sold, as provided by our existing agreement with Trinity Assets Company Limited, and a sales volume of 500,000 REMUNE injections sold; that number of injections represents about 125,000 patients - the estimated total number of people infected with HIV in Thailand alone is between 1 and 2 million.

         We believe distribution of REMUNE would be to only Thailand for approximately three years, or until approval is received in each governing body of our nine other licensed countries. Trinity USA plans to distribute REMUNE to Trinity Assets Company Limited which would sell to specialized clinics, hospitals, and drug distributors. Trinity USA will forecast demand and receive orders for REMUNE and arrange for the shipment of product by air from the manufacturer in the United States.

         Initially, the product would be made by The Immune Response Corporation in its King of Prussia plant. The product may be shipped in bulk and is very compact; one liter of product can produce 1,000 doses. If we are able to sell 50,000 doses per month, the shipping volume would be 50 liters, or about 13 gallons. When product arrives in Thailand, it will be kept at a Trinity USA or Trinity Assets Company Limited owned or leased facility with high security, controlled climate warehouse, and independent power supply. The cost of shipping, including special refrigeration and security, would be minimal and product would be in transit less than 24 hours. The sale of REMUNE to other countries will occur after a willing party(s) is found that will pay for licensing rights and guide the local regulatory approvals needed for commercialization. Other countries would be supplied out of the Thailand warehouse. Packaging and labeling will eventually occur in Thailand. Trinity Assets Company Limited is responsible for local distribution and has to our knowledge, obtained collaboration agreements from all five of the study centers used in clinical trials to remain as access points for the product. More treatment centers will be added as needed.

         The manufacture of REMUNE will initially be performed by The Immune Response Corporation for at least the first three years after regulatory approval in Thailand is obtained. We have the rights to acquire the technology to manufacture REMUNE from The Immune Response Corporation. Subject to successful negotiation for the technology transfer and payment of $5 million to The Immune Response Corporation, it will take no less than two years to construct our own plant and begin production of REMUNE. A production pipeline requires 6 to 12 months from start of production to the first complete product doses being available for sale. Because the process also requires a nuclear irradiation process, we must find a third party capable of carrying out this step, or we would need to apply for and receive permission from the relevant governmental authority for such a facility to perform the irradiation process. We are aware, however, of a Thai government irradiation center which we could apply to use.

         In addition, Trinity USA plans to distribute REMUNE throughout our licensed countries in Southeast Asia using normal channels of distribution for pharmaceuticals, probably with distributors that have experience with syringe delivery products. There are a number of pharmaceutical distributors in each of these countries and it is normal for drug manufacturers to rely upon them instead of trying to do direct sales. In Thailand there will be a multiple distribution system - through Trinity Assets Company Limited, existing pharmaceutical distributors, and possibly through the Thailand government authorities. As discussed above, Trinity Assets Company Limited has established a delivery network of clinics and hospitals that were involved in previous and current clinical trials and can administer REMUNE presently. Through the previous and current studies, the Trinity Assets Company Limited distribution network today has five government and University hospitals and will add more as we approach commercial approval in Thailand and demand dictates. Trinity Assets Company Limited expects to have at least 10 treatment centers identified by the end of 2002. Each center is expected to handle a minimum of 100 patients per day, which would total 365,000 injections per year. By the third year of operations, the Thailand distributors are projected to be able to administer one million injections per year. We believe one million injections per year is the maximum number of doses available for the first three years. One million injections will treat about 250,000 patients or 12 - 25% of the total reportedly infected in Thailand.

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

CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2003. For the year ended December 31, 2001, we used approximately $845,000 of cash in our operations. This cash was provided by financing activities which included the sale or subscription of common stock units, a convertible promissory note and the issuance of officer notes payable in the first and second quarters of 2001. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with our required SEC filings.

         Our current monthly operating overhead is approximately $70,000 which amount will increase if and as we expand our operations. This estimate excludes our average monthly research and development expenses to date of approximately $100,000. Approximately $40,000 of the total $70,000 monthly operating overhead relates to officer salaries and director expenses. When we hire the seven additional employees mentioned in more detail below, we expect it will add approximately $45,000 per month to our operating overhead.

        Other than our Securities Purchase Agreement with La Jolla Cove Investors, Inc., which was entered into on January 4, 2002, we do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We currently anticipate that the net proceeds from our sale of our shares of common stock from future private placement offerings or through the future exercise of warrants under our Securities Purchase Agreement with La Jolla Cove Investors, Inc., together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 2002. However, we may need to raise additional funds prior to the expiration of this period. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. From the date of our Securities Purchase Agreement through March 11, 2002, La Jolla Cove Investors, Inc. has converted $19,000 of principal on our $125,000 convertible debenture with them, which has provided Trinity USA with $95,000 of additional cash and has resulted in the issuance of 290,592 shares of our common stock.

         During the next 12 months, Trinity USA expects to pay at least one of the two remaining $5 million payments to The Immune Response Corporation. The two remaining payments must be paid upon 1) the approval of REMUNE in Thailand for commercial sale and 2) receipt of the required factory establishment license or approval from the governing health authority of Thailand to manufacture REMUNE. The amount that Trinity USA expects to pay Trinity Assets Company Limited for expenses incurred related to clinical studies and the regulatory requirements during 2001 and 2002 could be between $1.1-$1.4 million, approximately $800,000 of which is expected to be incurred in 2002. The amounts currently or prospectively payable to Trinity Asset Company Limited are expected to be paid from the cash proceeds to be raised under future private or public offerings. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited that relate to research and development expenses have been, or will be, paid under the terms of the sublicense and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

         The total amounts billed to date by our affiliates in connection with our REMUNE development program in Thailand have been in the proportion of 80% billable research hours and 20% actual, direct expenses. The research personnel have been billed at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The direct expenses that have been billed to date relate primarily to reference laboratory costs associated with quarterly analysis of the test subjects' immune response to the drug therapy, REMUNE. The individuals that continue to receive REMUNE, and whom are subject to this quarterly analysis, are from our Phase II clinical trial. This clinical trial has been approved for an additional two years. We believe that the clinical trial, known as Protocol 2101B, will become one of the longest scientific examinations of Immune Based Therapy, or IBT, for humans infected with HIV. The approval by two national committees of the Thai government was made with supporting requests from the attending physicians and patients for continued access to REMUNE. With these approvals, patients in the study can continue to receive REMUNE treatment. Results of the study continuation are not required by the Thai FDA in their consideration of REMUNE for commercialization. However , the results from the study continuation will be used to support REMUNE registration.

         In 2002, Trinity USA may incur significant expenses, from $1.0 to $2.0 million, in the application of regulatory approvals in other countries. Upon sufficient capitalization, we also intend to directly purchase or lease plant, equipment and secure land leases for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000.

         We intend to increase our employment base in the second and third quarters of 2002. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during the second and third quarters of 2002. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of the third quarter of 2002. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

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

RESULTS OF OPERATIONS.

         The following tables sets forth, for the periods indicated, certain items in Trinity USA's statements of operations and the change in each item from the prior period.

Year ended December 31, 2001 compared to year ended December 31, 2000.

                                          2001           2000            Change
                                          ----           ----            ------
                                                         (In thousands)
Operating expenses

   Research and development               $1,227        $1,007        $  220
   General and administrative              1,251           974           277
                                          ------        ------        ------

          Total operating expenses         2,478         1,981           497
                                          ------        ------        ------

Other expense
   Interest and other expense, net           794           226           568
                                          ------        ------        ------

Net Loss                                  $3,272        $2,207        $1,065
                                          ======        ======        ======

Research and Development Expense

Research and development expense increased 21.8% to $1.2 million in 2001 from $1 million in 2000. The research and development expenses relate to clinical trials and continuing studies for REMUNE in Thailand, which are being conducted by Trinity Assets Company Limited under a sublicense and supply agreement between Trinity USA and Trinity Assets Company Limited. The increase in expense in 2001 over 2000 relates primarily to the direct costs of treating patients under our continuing study and the compilation and presentation of clinical trial and study results of REMUNE at 3 AIDS/HIV conferences throughout the world in 2001 and to related publications in peer-reviewed medical journals. Billings to Trinity USA for R&D related services average approximately $100,000 per month. Trinity USA plans to incur approximately $800,000 of additional research and development expense related to clinical trials and other REMUNE programs in Thailand during 2002. Those expenses could be significantly higher if we begin to apply for commercialization of REMUNE in our other nine licensed countries.

General and Administrative Expense

General and administrative expenses increased 28.4% to $1.3 million in 2001 from $1 million in 2000. This increase resulted primarily from the increase in officer salaries, professional fees associated with several SB-2 registration statement filings during 2001 and non-cash charges associated with issuing warrants to an investment banking firm during 2001. Trinity USA's Chief Financial Officer was hired in the last quarter of 2000 and drew a contractual salary in 2001 for the entire year. The increase in salaries year on year was partially offset by a 50% voluntary salary reduction by our Chief Executive Officer in September 2001. The value of the warrants granted to the investment banking firm during 2001 was approximately $146,000. We plan to increase our employment base further in 2002, which could add approximately $500,000 in salaries expense. We also expect to continue to incur significant professional fees related to the filings of possible additional registration statements and our required Reporting Act filings.

Interest and Other Expense, net

Net  interest  and  other  expense  increased  251.3% to  $794,000  in 2001 from
$226,000  in 2000.  This  increase  was  primarily  due to  $654,000 of non-cash interest charges associated with the intrinsic value of the beneficial conversion feature on two $500,000 convertible promissory notes. In 2000, only $147,000 of such charges were incurred.

Net Loss

Trinity USA's net loss increased 48.2% to $3.3 million in 2001 from $2.2 million in 2000. This increase was primarily due to the items mentioned above.

Year ended December 31, 2000 compared to period from inception (September 28, 1998) to December 31, 1999.

                                            2000           1999          Change
                                            ----           ----          ------
                                                       (In thousands)

Operating expenses

   Research and development               $ 1,007        $   294        $   713
   General and administrative                 974            150            824
   Acquisition costs                           --            404           (404)
                                          -------        -------        --------

          Total operating expenses          1,981            848          1,133
                                          -------        -------        --------
Other expense

   Interest and other expense, net            226             18            208
                                          -------        -------        --------

Net Loss                                  $ 2,207        $   866        $ 1,341
                                          =======        =======        =======

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

General and Administrative Expense

General and administrative expenses increased 549.3% to $1 million in 2000 from $.2 million in fiscal 1999. This increase resulted primarily from the increase in officer salaries and professional fees associated with our Form 10SB filing in May 2000, subsequent Reporting Act filings, as required, and our SB-2 registration statement declared effective by the SEC on May 23, 2001. During 1999, we had only approximately three months of business activity and paid our CEO only for three months of services, totaling $45,000. Trinity USA's only other employee in 1999, its President, received no compensation. During 2000, we added a Chief Financial Officer and a Corporate Secretary which contributed approximately $150,000 in officer salaries. Also, the CEO was paid for the entire year, which contributed to the increase in officer salaries expense by $223,000. The aforementioned professional fees were approximately $240,000 compared to only $20,000 in 1999.

Acquisition Costs

In connection with Trinity USA's exchange with August Project III Corp. on December 31, 1999, we incurred an acquisition fee of $175,000 and related professional service fees of $229,000. No acquisitions occurred during 2000, nor are any expected to occur during 2001.

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

DIRECTORS AS OF DECEMBER 31, 2001

                        PRESENT PRINCIPAL OCCUPATION AND

                                                  PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
NAME AND AGE                                        FIVE YEARS; OTHER ACTIVITIES                        SINCE

Mr. Arun  Churdboonchart             Mr. Arun  Churdboonchart  joined Trinity USA as its chairman       1999
Age 60                               in December 1999. He is a former member of the Thai National
                                     Senate,  March 1996 to March 1999,  and  chairman of Trinity
                                     Group, 1975 to present:  a diversified Thai corporation that owns real estate, hotels, retail stores, and a Bangkok radio station.  Mr.  Churdboonchart is a founder and a Director of
                                     Trinity Medical Group, Ltd., September 1995 to present.

                                     Mr.  Churdboonchart  received  a  B.S.  degree  in  Business
                                     Administration from California State University,  Long Beach in 1970.  Mr.  Arun  Churdboonchart  is married to Dr.  Vina
                                     Churdboonchart, President, and is the father of Director Mr.
                                     Inthanom John  Churdboonchart.  Mr. Arun  Churdboonchart  is
                                     also  the   brother-in-law  of  Dr.  James  Namnath,   Chief
                                     Executive  Officer,  and Ms.  Elizabeth  Namnath,  Corporate
                                     Secretary.

Dr. Vina Churdboonchart              Dr. Vina Churdboonchart  joined Trinity USA as President and       1999
Age 56                               a Director in December  1999.  She is a former member of the
                                     Thai  Legislature,  March 1991 to March  1992,  and a former
                                     Thai  Senate  member,  March  1992 to March  1996.  She is a
                                     co-founder  of  Trinity  Medical  Group,   Ltd.,  which  was
                                     established  in September  1995, a Bangkok  based  privately held company which  sponsored the clinical  trials of REMUNE in Thailand  from  September  1995 to November  2000.  Since
                                     1971,  she has  been a member  of the  Faculty  of  Science,
                                     Mahidol University. At Mahidol University,  she had been the principal  investigator  of dengue  hemorrhagic  fever.  Her research efforts have been supported by the U.S.  Government
                                     (USAID)  and the  World  Health  Organization.  She has many
                                     published  studies,   including  findings  accepted  in  the
                                     Journal  of  AIDS,   Vaccine   Journal,   and  Clinical  and
                                     Diagnostic   Laboratory   Immunology.

                                     Dr.  Churdboonchart  received her doctorate in  Pathobiology from Mahidol  University in 1984. She




                                                  PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
NAME AND AGE                                        FIVE YEARS; OTHER ACTIVITIES                        SINCE


                                     received  her  bachelors   degree  from   California   State
                                     University,  Long Beach in 1970. Dr. Vina  Churdboonchart is
                                     married to Mr. Arun  Churdboonchart,  Chairman of the Board,
                                     and  is  the   mother  of   Director   Mr.   Inthanom   John
                                     Churdboonchart. Dr. Vina Churdboonchart is the sister of Dr.
                                     James  Namnath,   Chief  Executive  Officer,  and  Elizabeth
                                     Namnath, Corporate Secretary.


Mr. Inthanom John Churdboonchart     Mr.  Inthanom  John  Churdboonchart  graduated  from Gonzaga       1999
Age 34                               University  in 1992 with a B.S. in Computer Aid Design.  Mr.
                                     Churdboonchart  also  received a Mini  Masters  of  Business
                                     Administration  in  Factory  Management  from  Chulalongkorn
                                     University  in  June  1996.  Mr.  Churdboonchart  began  his professional  career assisting the Managing Director of Kaew
                                     Kanch Industry and Mining in January 1994. He established AV
                                     Studio Company,  Ltd. in 1995 and at present is the managing director of AV Studio.  AV Studio is a recording  studio and
                                     public   relations   company  which  produces  and  promotes
                                     recording  artists in Thailand.  In March 2000, Mr. Inthanom launched  Discazine  Company,  Ltd.,  which is a promotional magazine  for the music  industry.  Mr.  Churdboonchart  was
                                     Managing  Director of Trinity  Assets  Company  Limited from
                                     1990 to August 2001 and joined  Trinity USA as a Director in
                                     December 1999.  Inthanom John  Churdboonchart  is the son of
                                     Arun and Vina  Churdboonchart  and the  nephew of Dr.  James
                                     Namnath,  Chief Executive  Officer,  and Elizabeth  Namnath,
                                     Corporate Secretary.

Dr. James S. Namnath                 Dr. James S. Namnath joined  Trinity USA as Chief  Executive       1998
Age 45                               Officer  and  a  Director  in  September   1998  and  is  an
                                     experienced  senior  executive of high  technology  and life sciences  companies.  He has managed the U.S.  portfolio  of assets and operations for Trinity Medical Group,  Ltd. since its inception.  Dr. Namnath was the Chief Executive  Officer of JennerNet Software Company,  an Internet focused provider of information systems to the personnel  industry.  Prior to starting his own  corporate  ventures in March of 1994,  Dr.
                                     Namnath was a Senior  Manager at Monsanto  Company from June
                                     1992 to March 1994 and  Chevron  Corporation  from  December
                                     1989 to June 1992.  For over nine years he was the Principal
                                     Scientist and Manager of Product Chemistry for the Ortho and
                                     Roundup  homeowner  brands:  products  which have  extensive
                                     government   regulatory    guidelines.    He   started   his
                                     professional     career    with    Lever     Brothers    and



                                     Cheeseborough-Ponds   in  December  1986:  leading  consumer
                                     product companies where his research led to several valuable patents.  Dr. Namnath is an experienced  computer programmer with  over 25  years of  experience  and  certifications  in business and accounting  systems.  Dr. Namnath  received his doctorate in Physical  Chemistry in 1983 from the University of Southern California.  He earned two bachelor degrees from the  University of  California,  Santa Barbara in 1978.  Dr.
                                     James  Namnath is the  brother of Dr.  Vina  Churdboonchart,
                                     President, and Elizabeth Namnath, Corporate Secretary. He is
                                     also  the   brother-in-law   of  Mr.  Arun   Churdboonchart,
                                     Chairman,  and the  uncle  of  Director  Mr.  Inthanom  John
                                     Churdboonchart.

Mr. Kenneth Hamlet                   Mr. Kenneth Hamlet is currently chairman of the board of TEC       2001
Age 56                               International,  an international organization of CEOs. He is also vice chairman and  president of Affinity2,  a web-based portal  designed to offer products and services to small- to medium- sized businesses.  Concurrently,  he is president of
                                     Knowledge Universe Executive  Education and Conferences LLC.
                                     In addition, Mr. Hamlet serves on several corporate boards.

                                     Mr. Hamlet has a wide spectrum of CEO and Board  experience, most notably his tenure from 1982 to 1991 as  president  and
                                     CEO of Holiday Inns Inc., the largest hospitality concern in the world. During his tenure at Holiday Inns Inc, Mr. Hamlet helped to introduce two new brands,  was instrumental in the acquisition of Harrah's and participated in the $2.5 billion recapitalization of Holiday Corp. in 1987. Under his tenure, he  assisted  Holiday  Corporation  with the  launch  of the following  brands:  Harrah's Gaming,  Hampton Inns,  Embassy
                                     Suites,  Residence  Inn as well as the  company's  namesake,
                                     Holiday Inns.

                                     Mr.  Hamlet is  currently a member of the World  Presidents'
                                     Organization,  Chief  Executives  Organization,   Chairmen's
                                     Round Table,  Scripps Trauma Services  Advisory  Board,  San
                                     Diego  Chamber of Commerce  Business  Round Table,  American
                                     Hotel  &  Motel   Association,   the   National   Restaurant
                                     Association,  and he  serves on the  board of  Advisors  for
                                     Cornell University's School of Hotel Administration.

         During the fiscal year ended December 31, 2001, Trinity USA's Board of Directors held 3 meetings, which were attended by 80% of the then current directors in person or by telephone.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. Unless otherwise provided by existing employment agreements, officers are elected annually by the Board of Directors and serve at the discretion of the Board.

COMPENSATION OF DIRECTORS

         During 2001, Trinity USA paid $2,500 to its Directors for their services as directors and reimbursed its directors approximately $5,000 for their attendance at meetings. The Director Compensation Policy is as follows:

Each outside director will be paid $2,500 per full board meeting attended, plus reimbursement for reasonable out-of-pocket expenses incurred. Each outside director will also be paid $1,000 for each committee meeting attended, plus reimbursement for reasonable out-of-pocket expenses incurred.

Each  employee/inside   director  shall  receive  reimbursement  for  reasonable
out-of-pocket expenses incurred in attendance of full board meetings and committee meetings.

Equity Compensation

Outside directors shall receive options to purchase 25,000 shares of Trinity USA's Common Stock upon election or appointment to the Board of Directors. These options shall have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options will vest in four annual installments on each of the first four anniversaries of the date of grant and, if held for at least six months, vest in full upon the outside director's retirement, death or disability. In addition, each outside director will receive on the date of each Annual Meeting of the Stockholders an option to purchase 5,000 shares of Trinity USA's Common Stock with a one-year vesting period. All options granted to such directors also vest in the event Trinity USA is subject to a change in control.

Additional equity compensation, or equity compensation with different terms, to outside directors, if any, may be granted at the discretion of the full board or by the compensation committee of the board when such committee is formed.

EXECUTIVE OFFICERS AS OF DECEMBER 31, 2001

         The executive officers of Trinity USA as of December 31, 2001 are listed below. There is no arrangement or understanding between any executive officer and any other person regarding selection as an officer.

NAME                          AGE     POSITION
----                          ---     --------

Arun Churdboonchart           60      Chairman of the Board

Dr. Vina Churdboonchart       56      President and Director

Dr. James S. Namnath          45      Chief Executive Officer and Director

Gary E. Wilson                35      Chief  Financial  Officer,  Executive Vice
                                      President - Finance, Treasurer

Elizabeth Namnath             50      Corporate Secretary

Gary E. Wilson                        Mr. Gary E. Wilson, CPA graduated from the
                                      University of Michigan in 1991 with a B.A.
                                      in Economics,  Business Administration and
                                      Accounting.  Prior to joining  Trinity USA
                                      in September 2000, Mr. Wilson was a Senior
                                      Assurance   Services  Manager  with  Grant
                                      Thornton LLP where he served as an auditor
                                      and   professional   business  advisor  to
                                      publicly-held     and      privately-owned
                                      Manufacturing/Distribution,  Life Sciences
                                      and High Technology companies. As a Senior
                                      Assurance  Services Manager,  he regularly
                                      advised  senior   management  and  various
                                      boards  of  directors  on  Best   Business
                                      Practices, Inventory Management, Strategic
                                      Planning,  Stock Option  Plans,  Financing
                                      Options  and  Solutions,   Capital  Market
                                      Transactions,    Internal   Controls   and
                                      Accounting and Auditing matters.

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
                                      establishing  operations  in  four  cities
                                      throughout   Southeast   Asia.   Prior  to
                                      Maginet, she worked as General Manager for Trinity Silom Hotel in Bangkok, Thailand,
                                      1990 to 1994.

                                      Elizabeth  received  her  B.A.  degree  in
                                      Communications     with     a     Business
                                      Administration minor from California State
                                      University,  Long Beach in 1974. Elizabeth
                                      Namnath   is  the   sister  of  Dr.   Vina
                                      Churdboonchart,  President,  and Dr. James
                                      Namnath,  Chief Executive Officer.  She is
                                      also  the   sister-in-law   of  Mr.   Arun
                                      Churdboonchart, Chairman, and the aunt of Director Mr. Inthanom John Churdboonchart.

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

ITEM 10 - EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Trinity USA for the year ended December 31, 2001 by the Chief Executive Officer, and by the other most highly compensated executive officers of Trinity USA, "Named Executive Officers". This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

                                               ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                  ------------------------------------------------------------------   ----------------------------------

                                               Other         Restricted   Securities               All
                                               Annual        Stock        Underlying   LTIP        Other
Name and                  Salary     Bonus     Compensation  Compensation Award(s)     Options/    Payouts   Compensation
Position          Year    ($)        ($)       ($)           ($)          ($)          SARs (#)    ($)       ($)
--------          -----   ------     -----     ------------  ---------------------     --------    -------   ------------
Dr. James S.      2001    125,000       -         3,906           -            -           -          -          -
Namnath, CEO

Dr. James S.      2000    268,000       -           -             -            -           -          -          -
Namnath, CEO

Gary E. Wilson,   2001    160,000    16,000       5,641           -            -           -          -          -
CFO

Gary E. Wilson,   2000    160,000    29,333       4,708           -            -           -          -          -
CFO

         The following table summarizes certain information as of December 31, 2001 concerning the stock option grants to Trinity USA's Named Executive Officers made for the year ended December 31, 2001. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                         Percent of
                                         total
                       Number of         options/SARs
                       securities        granted to
                       underlying        employees or      Exercise or
                       options/SARs      directors in      base price      Expiration
 Name and Position     granted           fiscal year       ($/Sh)          Date
 -----------------     ------------      -------------     -----------     ----------
 Gary E. Wilson
 CFO                   50,000            7.8               1.80            9/5/11

 Gary E. Wilson
 CFO                   50,000            7.8               1.30            12/20/11
                       ------            ---
     Total             100,000           15.6
                       =======           ====

 Dr. James S. Namnath
 CEO                   125,000           19.4              1.30            12/20/11

EMPLOYMENT CONTRACTS

In 1999, Trinity USA entered into an employment agreement with Dr. James S. Namnath (shareholder), whereby he would serve as Trinity USA's Chief Executive Officer. Dr. Namnath's employment would be conducted under contract services with his then present employer, NotesETC, Inc. until such time ("Milestone") that the Company either begins sale of REMUNE product or is approved for public trading of its common shares in the United States equity market as a reporting company; after this time, he would be directly employed by Trinity USA on a full time basis.

         Until Milestone, his compensation would be at a rate of $250 per hour but not to exceed 60 hours per month ($15,000). After Milestone, his salary would be $35,000 per month. In August of 2000, the terms of this employment agreement were modified to provide for a monthly salary amount of $25,000 as opposed to $35,000 per month. The agreement expired on December 31, 2000. On February 2, 2001, Trinity USA entered into a new employment agreement with its Chief Executive Officer and Director, Dr. James Namnath, whereby the Officer will be paid a minimum annual salary of $300,000. The agreement currently expires on February 1, 2003. If the Officer is terminated without cause as defined, the minimum salary and certain other benefits must continue to be paid through the remaining term of the employment agreement. On September 1, 2001, Trinity USA's Chief Executive Officer voluntarily reduced his contractual, annual base compensation by 50% to $150,000 for an indefinite period of time.

         On September 5, 2000, Trinity USA entered into an employment agreement, which has an initial term of two years, with its Chief Financial Officer, Gary
E. Wilson, whereby he will be paid a minimum annual salary of $160,000 and receive a minimum annual bonus equal to 10% of his annual salary. The agreement currently expires on September 5, 2003. Mr. Wilson was also granted 50,000 non-statutory stock options with a term of 10 years and an exercise price of $4.00. Mr. Wilson will receive a minimum of 50,000 additional stock options on each anniversary date of the employment agreement with an exercise price equal to the fair value of the stock at the date of grant. If Mr. Wilson is terminated without cause, as defined in the agreement, Trinity USA must continue to pay him the minimum salary, bonus and certain other benefits through the remaining term of the employment agreement.

            On June 1, 2001, Trinity USA amended its employment agreement with its Chief Financial Officer to provide that if during the term of the employment agreement Trinity USA signs a Letter of Intent, or similar agreement, to merge with another company, to sell its common stock, its assets or licensing rights it has or will have related to the drug therapy REMUNE, the Officer shall immediately receive 100,000 shares of Trinity USA's common stock at no cost to the Officer. Also, in the event Trinity USA's ownership substantially changes, as defined by ownership of more than 50% plus one share of common stock exchanged, the Officer must be compensated an additional two years of salary in one payment due at the close of the stock transaction or Board assignment wherein transfer of control, and thus succession, has occurred, or the employment agreement must be extended for an additional three years.

            On June 1, 2001, Trinity USA entered into a two year employment agreement with its Corporate Secretary, whereby the Officer will be paid a minimum annual salary of $99,000. On September 15, 2001, the Officer voluntarily reduced her contractual, annual base compensation to $90,000 for an indefinite period of time. In connection with entering into the employment agreement, the Officer was granted 10,000 non-qualified stock options with a term of 10 years and an exercise price of $1.72. The closing price of Trinity USA's common stock was equal to the exercise price at the date of grant. If the Officer is terminated without cause, as defined, the minimum salary and certain other benefits must continue to be paid through the remaining term of the employment agreement. If during the term of this employment agreement Trinity USA signs a Letter of Intent, or similar agreement, to merge with another company, to sell its common stock, its assets or licensing rights it has or will have related to the drug therapy REMUNE, the Officer shall immediately receive 100,000 shares of Trinity USA's common stock at no cost to the Officer. Also, in the event Trinity USA's ownership substantially changes, as defined by ownership of more than 50% plus one share of common stock exchanged, the Officer must be compensated an additional two years of salary in one payment due at the close of the stock transaction or Board assignment wherein transfer of control, and thus succession, has occurred, or the employment agreement must be extended for an additional three years.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001 by:

         o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

         o  each of our directors and named executive officers; and

         o  our directors and executive officers as a group.



                              Number of Shares                       Address of
                              of Common Stock       Percentage of    Beneficial
Name of Beneficial Owners     Beneficially Owned    Ownership        Owners(11)
-------------------------     ------------------    -------------    ----------

Dr. James Namnath (1)             495,000           3.8
Dr. Vina Churdboonchart (2)     2,400,000          18.5
Arun Churdboonchart (3)         1,850,000          14.3
Inthanom Churdboonchart (4)     1,850,000          14.3
Orranart Churdboonchart (5)     1,850,000          14.3
Elizabeth Namnath (6)             110,000           0.8
Gary E. Wilson (7)(8)             160,000           1.2
Kenneth B. Hamlet (9)              60,000           0.5
Trinity Assets Company
   Limited (10)                 1,000,000           7.7
Directors and Executive
   Officers as a Group          6,925,000          53.4

(1) CEO and Director. Dr. Namnath's shares of our common stock are held of record by the Trinity Partners Trust; however, Dr. Namnath retains sole voting and dispositive power over all of the shares. Dr. James Namnath is the brother of Dr. Vina Churdboonchart and Elizabeth Namnath. Dr. James Namnath is the uncle of Director Inthanom Churdboonchart and of Orranart Churdboonchart. Of the 495,000 shares beneficially owned 125,000 represent those shares issuable under stock options, which are fully vested.
(2) President and Director. Includes 1,800,000 shares of our common stock held of record by the Churdboonchart Trinity Trust Account; however, Dr. Churdboonchart holds sole voting and dispositive power over all of these shares. Dr. Churdboonchart is the wife of Arun Churdboonchart and the
        mother   of   Director   Inthanom   Churdboonchart   and   of   Orranart
        Churdboonchart. Of the 2,400,000 shares beneficially owned 150,000 represent those shares issuable under stock options, which are fully vested.
(3) Director. Includes 1,800,000 shares of our common stock held of record by the Churdboonchart Trinity Trust Account; however, Mr. Arun Churdboonchart holds sole voting and dispositive power over all of these shares. Mr. Churdboonchart is the husband of Dr. Vina Churdboonchart and the father of Director Inthanom Churdboonchart and of Orranart Churdboonchart. Of the 1,850,000 shares beneficially owned 50,000 represent those shares issuable under stock options, which are fully vested.
(4) Director. Includes 1,800,000 shares of our common stock held of record by the Churdboonchart Trinity Trust Account; however, Mr. Inthanom Churdboonchart holds sole voting and dispositive power over all of these shares. Mr. Inthanom Churdboonchart is the son of Dr. Vina and Mr. Arun Churdboonchart and is the brother of Ms. Orranart Churdboonchart. Of the 1,850,000 shares beneficially owned 50,000 represent those shares issuable under stock options, which are fully vested.
(5) Includes 1,800,000 shares of our common stock held of record by the Churdboonchart Trinity Trust Account; however, Ms. Churdboonchart holds sole voting and dispositive power over all of these shares. Ms. Churdboonchart is the daughter of Dr. Vina and Mr. Arun Churdboonchart and the brother of Mr. Inthanom Churdboonchart. Of the 1,850,000 shares beneficially owned 50,000 represent those shares issuable under stock options, which are fully vested.
(6) Corporate Secretary. Elizabeth Namnath is the sister of Dr. James Namnath and Dr. Vina Churdboonchart. Elizabeth Namnath is the aunt of Director Inthanom Churdboonchart and of Orranart Churdboonchart. Of the 110,000 shares beneficially owned 60,000 represent those shares issuable under stock options, which are fully vested.
(7)     Chief Financial Officer, Executive Vice President - Finance, Treasurer
(8) The 160,000 shares beneficially owned represent those shares issuable under stock options. Mr. Wilson has the right to acquire a total of 122,500 shares of common stock through the exercise of these options through February 28, 2002 based upon a contractual vesting schedule. The vesting of the remaining options, however, may be accelerated during that time frame if Trinity USA's stock trades at or greater than $11.44 for 10 consecutive days or Trinity USA signs a letter of intent to merge with or be acquired by another company or sells substantially all of its assets.
(9) The 60,000 shares beneficially owned represent those shares issuable under stock options. Mr. Hamlet has the right to acquire a total of 10,000 shares of common stock through the exercise of these options through February 28, 2002.
(10) Mr. Inthanom Churdboonchart, Director, who is the son of Dr. Vina and Mr. Arun Churdboonchart and is the brother of Ms. Orranart Churdboonchart, owns 49% of Trinity Assets Company Limited. Ms. Orranart Churdboonchart also owns 49% of Trinity Assets Company Limited.
(11) Unless otherwise stated, the address for each beneficial owner is care of Trinity Medical Group USA, Inc., 30021 Tomas Street, Suite 300, Rancho Santa Margarita, California 92688.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Churdboonchart Trinity Trust owns approximately 56% of Trinity USA's common stock. Some of the beneficiaries of The Churdboonchart Trinity Trust, namely Mr. Inthanom Churdboonchart and Ms. Orranart Churdboonchart, are also the majority owners of Trinity Assets Company Limited.

         Prior to August 8, 2001, the beneficiaries of The Churdboonchart Trinity Trust, as listed in the table below, were also the majority owners of Trinity Medical Group, Ltd.; each beneficiary owned 25% of Trinity Medical Group,

Ltd. On August 8, 2001, Trinity Assets Company Limited acquired over 99% of the shares of Trinity Medical Group, Ltd., whereby Trinity Medical Group, Ltd. became a subsidiary of Trinity Assets Company Limited. As discussed below, on November 10, 2000, Trinity USA and Trinity Medical Group, Ltd. terminated the collaboration and supply agreement, dated December 1, 1999. Trinity Assets Company Limited was reorganized to specifically manage REMUNE development, perform the local regulatory requirements and future marketing, sales and distribution efforts in Thailand, in accordance with our sublicense and supply agreement entered into on August 4, 2000. As such, Trinity Medical Group, Ltd. has essentially become a non-operating subsidiary of Trinity Assets Company Limited.

         The beneficiaries of The Churdboonchart Trinity Trust and the owners of Trinity Assets Company Limited are as follows:

                                                                     Ownership
                                                                     Percentage
                                                Beneficiary          in Trinity
                          Position/Title        Percentage in        Assets
                          with                  the Churdboonchart   Company
Named Beneficiary/Owner   Trinity USA           Trinity Trust        Limited
-----------------------   -----------           -------------        -------

Dr. Vina Churdboonchart   Director & President           25%            0%
Arun Churdboonchart       Director                       25%            0%
Inthanom Churdboonchart   Director                       25%            49%
Orranart Churdboonchart   None                           25%            49%

         Since inception through December 31, 2001 and during the years ended December 31, 2001 and 2000 Trinity Medical Group, Ltd. billed Trinity USA approximately $983,000, $0 and $689,000, respectively, for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2001, Trinity USA has paid Trinity Medical Group, Ltd. approximately $694,000 for amounts previously billed. In December 2001, Trinity USA satisfied all remaining amounts owed to Trinity Medical Group, Ltd. through the issuance of Trinity USA's common stock (see also paragraph below). All amounts billed by Trinity Medical Group, Ltd. were provided for under the terms and conditions of the Collaboration and Supply Agreement dated December 1, 1999.

         On August 4, 2000 Trinity USA entered into a sublicense and supply agreement with Trinity Assets Company Limited, which assigned the sales, distribution, potential manufacturing and marketing rights of REMUNE in Thailand to Trinity Assets Company Limited. Please see the section of this prospectus entitled "Description of Business" where the terms and conditions of this agreement are more fully presented.

         Since inception through December 31, 2001 and during the years ended December 31, 2001 and 2000, Trinity Assets Company Limited billed Trinity USA approximately $1,545,000, $1,227,000 and $318,000, respectively, for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2001, approximately $7,000 has been paid to Trinity Assets Company Limited for amounts previously billed. In December 2001, Trinity USA satisfied $1,050,701 of amounts owed to Trinity Assets Company Limited through the issuance of the Trinity USA's common stock (see also paragraph below). As of December 31, 2001, Trinity USA owes Trinity Assets Company Limited $487,849. All amounts billed by Trinity Assets Company Limited were provided for under the terms and conditions of the Sublicense and Supply Agreement, dated August 4, 2000.

         Trinity USA entered into a collaboration and supply agreement with Trinity Medical Group, Ltd., dated December 1, 1999. Please see the section of this prospectus entitled "Description of Business" where the terms and conditions of this agreement are more fully presented.

         Trinity USA and Trinity Medical Group, Ltd. entered into an assignment agreement on August 3, 2000, whereby all of Trinity Medical Group, Ltd.'s rights, title, and interests in the license and collaboration agreement and obligations under the stock purchase agreement with The Immune Response Corporation were assigned to Trinity USA.

         On November 10, 2000, Trinity USA and Trinity Medical Group, Ltd. terminated the collaboration and supply agreement, dated December 1, 1999. As discussed in the section entitled, "Description of Business", Trinity Assets Company Limited will prospectively perform the research and development of REMUNE and will invoice Trinity USA in accordance with agreed upon contractual terms.

         In December 2001, Trinity USA issued 1,000,000 shares of its common stock to Trinity Assets Company Limited to satisfy its entire outstanding liability of $289,299 to Trinity Medical Group Ltd., a non-operating subsidiary of Trinity Assets Company Limited, as of November 30, 2001 and to satisfy $1,050,701 of its outstanding liability to Trinity Assets Company Limited as of November 30, 2001. The price per share utilized in this transaction, $1.34, was equal to the average closing price of Trinity USA's stock for the five business days preceding the date that the parties agreed to settle all or a portion of the amounts owed by Trinity USA as of November 30, 2001. Immediately after the transaction was completed, Trinity Assets Company Limited owned approximately 7.7% of Trinity USA's issued and outstanding common stock.

         Article XII of the Articles of Incorporation of Trinity USA state that no contract or transaction between Trinity USA and any person, firm or corporation will be affected by the fact that one of our officers or directors has a direct interest in the contract or the third party. As a result of this provision, Trinity USA's affiliates and members of the Churdboonchart family may enter into contracts or transactions with Trinity USA without being affected by the fact that members of the Churdboonchart family are officers or directors of Trinity USA. However, Trinity USA has implemented procedures for negotiation of terms between Trinity USA and its affiliates to avoid conflicts of interest as described under the subheading entitled "Contracts and agreements with affiliated companies" under the section entitled "Description of Business."

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

         The promoters of August Project III Corp. were Eric Littman and Dennis Sturm who owned 3,867,000 and 1,000,000 shares of August Project III Corp., respectively, prior to the exchange with Trinity USA. Eric Littman and Dennis Sturm retained a total of 100,000 shares of Trinity USA's common stock after the completion of the exchange.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         EXHIBIT  DESCRIPTION

          2.1 Agreement for the Exchange of Common Stock by and among August Project III Corp.

          3.1 State of Florida Articles of Incorporation of August Project III dated July 1997

          3.2 State of Florida Certificate of Amendment of the Certificate of Incorporation of Trinity USA dated January 2000

          3.3     By-Laws of Trinity USA

          4.1     Registration Rights Agreement

          4.2     Promissory Note

          4.3     Registration Rights Agreement

          4.4     Form of Common Stock Purchase Warrant

          4.5     Subscription Agreement

          4.6     Convertible Promissory Note

          4.7     Common Stock Unit Acknowledgement Letter

          4.8     Convertible Promissory Note (2)

          4.9     Subscription Agreement (2)

          4.10    Form of Common Stock Purchase Warrants (3)

          4.11    Form of Common Stock Subscription Agreement (4)

          4.12    Form of Promissory Note Subscription Agreement (4)

          4.13    Form of Promissory Note (4)

          4.14 Conversion of Debt Agreement between Trinity USA and Trinity Assets Company Limited dated December 27, 2001 (5)

          4.15 Securities Purchase Agreement between Trinity USA and La Jolla Cove Investors, Inc. dated January 4, 2002 (5)

          4.16 Registration Rights Agreement between Trinity USA and La Jolla Cove Investors, Inc. dated January 4, 2002 (5)

          4.17 Convertible Debenture issued by Trinity USA to La Jolla Cove Investors, Inc. due January 4, 2003 (5)

          4.18 Common Stock Purchase Warrant issued by Trinity USA to La Jolla Cove Investors, Inc. on January 4, 2002 (5)

          5.1     Legal Opinion of Jenkens & Gilchrist Parker Chapin LLP

          10.1 Sublicense and Supply Agreement between Trinity USA and Trinity Medical Group, Ltd. dated as of August 4, 2000

          10.2 Supplement to Sublicense and Supply Agreement between Trinity USA and Trinity Assets Company Limited dated August 5, 2000

          10.3 Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000

          10.4 Assignment Agreement between Trinity Medical Group, Ltd. and Trinity USA dated August 3, 2000

          10.5    Gary E. Wilson's Employment Agreement

          10.6    Dr. James S. Namnath's Employment Contract

          10.7    License and  Collaboration  Agreement  between Trinity Medical
                  Group,   Ltd.  and  The  Immune  Response   Corporation  dated
                  September 15, 1995+

          10.8 Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995

          10.9    Great Offices, Inc./American Office Centers, L.L.C. Sublease

          10.10 Dr. James S. Namnath's Employment Agreement, dated February 2, 2001

          10.11 Amendment No. 2 to the License and Collaboration Agreement dated May 8, 2001(1)+

          10.12   Amendment No. 1 to Gary E. Wilson's Employment Agreement (2)

          10.13   Elizabeth S. Namnath's Employment Agreement (2)

          10.14   Investment Banker Engagement Letter (3)

                  --------------------------------------------------------------

+ Confidential treatment has been requested and granted with respect to certain portions of this agreement.

(1) Filed on May 11, 2001 with Trinity USA's Form 10-QSB for the three month period ended March 31, 2001.

(2) Filed on August 14, 2001 with Trinity USA's Form 10-QSB for the six month period ended June 30, 2001.

(3) Filed on August 17, 2001 with Trinity USA's Registration Statement on Form SB-2.

(4) Filed on November 8, 2001 with Trinity USA's Form 10-QSB for the nine month period ended September 30, 2001.

(5) Filed on January 4, 2002 with Trinity USA's Registration Statement on Form SB-2.


B)      REPORTS ON FORM 8-K

        There were no reports filed on Form 8-K during the fourth quarter of 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRINITY MEDICAL GROUP USA, INC.


Date: March 18, 2002                           By: /s/ James S. Namnath
                                                 ----------------------
                                               Name:  James S. Namnath
                                               Title: Chief Executive Officer
                                                      and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                        DATE

/s/ Gary E. Wilson                         Executive V.P. - Finance,    March 18, 2002
------------------------------------       Chief Financial Officer,
Gary E. Wilson                             Treasurer


/s/ Dr. Vina Churdboonchart                President and Director       March 18, 2002
------------------------------------
Dr. Vina Churdboonchart

/s/ Inthanom John Churdboonchart           Director                     March 18, 2002
--------------------------------
Inthanom John Churdboonchart

                              FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 28, 1998) TO DECEMBER 31, 2001.



                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE




Report of Independent Certified Public Accountants ..........................F-2
Balance Sheets     ..........................................................F-3
Statements of Operations.....................................................F-4
Statement of Stockholders' Deficit...........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Trinity Medical Group USA, Inc.

We have audited the accompanying balance sheets of Trinity Medical Group USA, Inc. (a company in the development stage) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (September 28, 1998) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Medical Group USA, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (September 28, 1998) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Irvine, California
February 7, 2002



                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                                           2001                 2000
                                                                    -------------------   ------------------
Current Assets:
       Cash and cash equivalents                                              $ 68,922            $ 117,056
       Prepaid expenses and deposits                                            58,450                4,245
                                                                    -------------------   ------------------
            Total current assets                                               127,372              121,301
                                                                    -------------------   ------------------
Furniture and equipment
       Office furniture and fixtures                                             6,088                6,088
       Office equipment                                                          4,973                4,973
                                                                    -------------------   ------------------
                                                                                11,061               11,061
            Less accumulated depreciation                                       (3,543)                (667)
                                                                    -------------------   ------------------
                 Furniture and equipment, net                                    7,518               10,394
                                                                    -------------------   ------------------
                      Total assets                                           $ 134,890            $ 131,695
                                                                    ===================   ==================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable                                                      $ 165,531             $ 17,861
       Payable to affiliate                                                    487,849              632,249
       Accrued liabilities                                                     116,736              157,431
       Deferred compensation                                                         -               12,500
       Notes payable to officers                                                30,500                    -
       Insurance note payable                                                   23,489                    -
       Convertible promissory note                                             400,000              500,000
                                                                    -------------------   ------------------
            Total current liabilities                                        1,224,105            1,320,041
                                                                    -------------------   ------------------
Stockholders' deficit:
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 12,958,120 and 11,263,038 shares
            issued and outstanding                                              12,958               11,263
       Additional paid-in capital                                            5,243,658            1,873,908
       Deficit accumulated during the development stage                     (6,345,831)          (3,073,517)
                                                                    -------------------   ------------------
                      Total stockholders' deficit                           (1,089,215)          (1,188,346)
                                                                    -------------------   ------------------
                      Total liabilities and stockholders' deficit            $ 134,890            $ 131,695
                                                                    ===================   ==================

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001 and 2000, and the
         Period from Inception (September 28, 1998) to December 31, 2001


                                                 Period
                                             from Inception           Year Ended December 31,
                                                   to            -------------------------------
                                           December 31, 2001         2001               2000
                                          ------------------     -------------     -------------
Operating expenses:
    Research and development                   $ (2,528,553)     $ (1,227,304)     $ (1,007,249)
    General and administrative                   (2,375,073)       (1,251,179)         (973,654)
    Acquisition costs                              (404,200)               --                --
                                               -------------     -------------     -------------
                Total operating expenses         (5,307,826)       (2,478,483)       (1,980,903)
                                               -------------     -------------     -------------
Other income (expense):
    Interest income                                   5,059             1,545             1,486
    Interest expense                             (1,034,619)         (795,376)         (227,898)
    Loss on sale of investments                      (8,445)               --                --
                                               -------------     -------------     -------------
                                                 (1,038,005)         (793,831)         (226,412)
                                               -------------     -------------     -------------
                Net Loss                       $ (6,345,831)     $ (3,272,314)     $ (2,207,315)
                                               =============     =============     =============
    Basic and diluted loss per common
       share                                                          $ (0.28)          $ (0.21)
                                                                      ========     =============
    Basic and diluted weighted average
       common shares outstanding                                   11,494,471        10,289,970
                                                                   ===========       ===========

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
     For the Period from Inception (September 28, 1998) to December 31, 2001



                                                                                                 Deficit
                                                                                                Accumulated
                                                         Common Stock         Additional        During the
                                                  --------------------------    Paid-in         Development
                                                     Shares        Amount       Capital           Stage          Total
                                                  -------------  ----------- -------------    -------------- --------------

 Balance at inception                                       --     $     --   $        --      $         --   $         --
 Common stock issued to
   founding shareholders                             9,600,000        9,600            --                --          9,600
 Common stock issued for services                      493,000          493       228,707                --        229,200
 Common stock issued to various
   shareholders in connection with
   August Project III Corp. merger                     133,000          133          (133)               --             --
 Net loss                                                   --           --            --          (866,202)      (866,202)
                                                    ----------     --------   -----------      ------------   ------------
 Balance at December 31, 1999                       10,226,000       10,226       228,574          (866,202)      (627,402)
 Sale of common stock units                            158,500          158       570,442                --        570,600
 Conversion of convertible notes payable and
   related accrued interest and commissions            878,538          879       928,340                --        929,219
 Intrinsic value of beneficial conversion
   associated with convertible promissory note              --           --       146,552                --        146,552
 Net loss                                                   --           --             -        (2,207,315)    (2,207,315)
                                                    ----------     --------   -----------      ------------   ------------
 Balance at December 31, 2000                       11,263,038     $ 11,263   $ 1,873,908      $ (3,073,517)  $ (1,188,346)
 Conversion of convertible promissory notes
   and related accrued interest                        418,324          419       657,333                --        657,752
 Intrinsic value of beneficial conversion
   associated with convertible promissory notes             --           --       653,982                --        653,982
 Exercise of common stock warrants                       7,000            7        27,993                --         28,000
 Fair value of common stock warrants issued
   in connection with financings                            --           --       203,350                --        203,350
 Fair value of common stock options issued
   in connection with services rendered                     --           --        59,600                --         59,600
 Capital contribution related to forgiveness
   of deferred compensation by shareholder                  --           --       143,545                --        143,545
 Sale of common stock units                            250,505          250       264,750                --        265,000
 Conversion of  promissory note
   and related accrued interest                         19,253           19        20,197                --         20,216
 Conversion of payable to affiliates                 1,000,000        1,000     1,339,000                --      1,340,000
 Net loss                                                   --           --            --        (3,272,314)    (3,272,314)
                                                    ----------     --------   -----------      ------------   ------------
 Balance at December 31, 2001                       12,958,120     $ 12,958   $ 5,243,658      $ (6,345,831)  $ (1,089,215)
                                                    ==========     ========   ===========      ============   ============

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001 and 2000, and the
         Period from Inception (September 28, 1998) to December 31, 2001

                                                              Period
                                                          from Inception     Year Ended December 31,
                                                               to        -------------------------------
                                                        December 31, 2001     2001            2000
                                                        ---------------  ---------------  --------------
Cash flows from operating activities:
    Net loss                                              $ (6,345,831)    $ (3,272,314)   $ (2,207,315)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation                                              3,543            2,876             667
       Stock issued for services and interest payment          385,919               --         156,719
       Stock options issued for services and warrants
         issued in connection with financings                  262,950          262,950              --
       Intrinsic value of beneficial conversion                800,534          653,982         146,552
       Loss on sale of investments                               8,445               --              --
       Changes in assets and liabilities:
          Income tax refund receivable                              --               --          18,951
          Prepaid expenses and deposits                         12,018           16,263          (4,245)
          Accounts payable                                     165,531          147,670           7,518
          Payable to affiliate                               1,827,849        1,195,600         632,249
          Accrued liabilities and deferred compensation        318,249          148,318          85,336
                                                        ---------------  ---------------  --------------
             Net cash used in operating activities          (2,560,793)        (844,655)     (1,163,568)
                                                        ---------------  ---------------  --------------
Cash flows from investing activities:
    Purchases of fixed assets                                  (11,061)              --         (11,061)
    Purchases of investments                                   (69,330)              --              --
    Proceeds from sale of investments                           60,885               --              --
                                                        ---------------  ---------------  --------------
             Net cash used in investing activities             (19,506)              --         (11,061)
                                                        ---------------  ---------------  --------------
Cash flows from financing activities:
    Proceeds from issuance of convertible notes payable        772,500               --          40,000
    Proceeds from issuance of notes payable to officers         90,500           90,500              --
    Repayments on notes payable to officers                    (60,000)         (60,000)             --
    Proceeds from issuance of promissory note                   20,000           20,000              --
    Repayments on insurance note payable                       (46,979)         (46,979)             --
    Proceeds from issuance of convertible promissory                --               --
       notes                                                 1,000,000          500,000         500,000
    Net proceeds from sale of common stock units               835,600          265,000         570,600
    Proceeds from exercise of common stock warrants             28,000           28,000              --
    Collection of subscription receivable                        9,600               --           9,600
                                                        ---------------  ---------------  --------------
             Net cash provided by financing activities       2,649,221          796,521       1,120,200
                                                        ---------------  ---------------  --------------
             Net increase (decrease) in cash and
                cash equivalents                                68,922          (48,134)        (54,429)
Cash and cash equivalents - beginning of period                     --          117,056         171,485
                                                        ---------------  ---------------  --------------
Cash and cash equivalents - end of period               $       68,922   $       68,922   $     117,056
                                                        ===============  ===============  ==============

        The accompanying notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - COMPANY BACKGROUND

Trinity Medical Group USA, Inc. ("the Company" or "Trinity USA") was incorporated in the State of Delaware on September 28, 1998 and reincorporated in Nevada in November of 1999 with its principal place of business in California. In December 1999, as the result of a reorganization, the Company became a Florida corporation.

Trinity  USA is an  affiliate  of Trinity  Assets  Company  Limited  and Trinity
Medical Group, Ltd., a majority owned, non-operating subsidiary of Trinity Assets Company Limited. Both Trinity Assets Company Limited and Trinity Medical Group, Ltd. are Thailand companies. The Company is a development stage company with rights to market an HIV-Immunogen also known as REMUNE, a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus (HIV). REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's vaccine technology.

The Company acquired the licensing rights to develop and market REMUNE in ten Southeast Asian countries including Malaysia, The Philippines, Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation, from The Immune Response Corporation. The Immune Response Corporation will be responsible for manufacturing and supplying REMUNE to the Company if it is approved for commercialization in Thailand.

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

Research and Development Costs

The Company incurs costs in the research and development of a drug therapy, REMUNE, including costs for phase I and II clinical trials and additional studies of REMUNE in Thailand. Such costs are charged to expense as incurred.

Stock-Based Compensation

Stock-based compensation issued to non-employees is recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts payable, accrued liabilities and convertible promissory notes and debentures approximate fair value. These financial instruments approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or settlement.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. The cost and related accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants are included in the computation of diluted net loss per share to the extent such shares are dilutive.

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 1,416,695 shares of common stock as of December 31, 2001 because the representative share increments would be antidilutive. Also excluded from the computation of basic and

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


diluted loss per common share were an estimated 367,000 shares of common stock issuable as of December 31, 2001 upon the conversion of a convertible promissory note (see Note J) because the representative share increments would be antidilutive.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates and assumptions.


Note C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at December 31, 2001 has accumulated losses amounting to $6,345,831. For the year ended December 31, 2001, and for the period from inception to December 31, 2001 the Company used $844,655 and $2,560,793, respectively, of cash in its operations. Additionally, the Company had a working capital deficit of $1,096,733 and a stockholders' deficit of $1,089,215 at December 31, 2001.

The Company's initial efforts have focused on the research and development of REMUNE (through Trinity Medical Group, Ltd. or Trinity Assets Company Limited) and securing sales and marketing rights in Thailand. In July 2001 the Company, through its affiliate Trinity Assets Company Limited, filed a new drug application for approval by the Thai Food and Drug Administration to market, distribute and manufacture REMUNE in Thailand. In January 2002, the Thai Food and Drug Administration certified the REMUNE manufacturing facility as being in compliance with World Health Organization Good Manufacturing Practices standards. Final commercial approval of REMUNE by the Thai FDA, however, is pending. The Company has additional government approvals to secure in order to begin the process of commercialization. The U.S. Food and Drug Administration must certify the facility that will manufacture the product and approve the export of the product. The Company will require substantial capital to pursue its operating strategy and currently has limited cash for operations. There can be no assurance that management will be successful in raising the necessary cash to fund its continuing operations or in obtaining the necessary government approvals for the manufacture and sale of REMUNE. The Company's ability to continue as a going concern will depend upon these factors and the success of future operations.

The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation, our Licensor of REMUNE, may be unable to successfully complete current or future trials of REMUNE and The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and the Company's stock price, which may therefore adversely effect our ability to successfully raise additional capital to complete REMUNE development and effectuate our

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


business plans. Additionally, The Immune Response Corporation has stated in its Form 10-Q for the period ended September 30, 2001, that they will need to raise substantial additional capital to fund their operations beyond 2001. The Immune Response Corporation further stated that if they are unable to raise adequate capital, it would have a material adverse effect on them and would cause them to cease operations, at which time they may not be able to satisfy their obligations. Because The Immune Response Corporation is the sole supplier of REMUNE, their inability to continue to raise capital or ultimately generate internal cash flow could adversely affect our business, as REMUNE is currently our only product.

The Company requires substantial capital to pursue its operating strategy, which includes commercialization of the drug REMUNE, and currently has limited cash for operations. Until the Company can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing. Other than as described in Note S, the Company does not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


NOTE D - LICENSED TECHNOLOGY

Trinity Medical Group, Ltd. was formed in 1995 after the principals of Trinity Medical Group, Ltd. entered into a License and Collaboration Agreement dated September 15, 1995 with The Immune Response Corporation to develop and market REMUNE in ten Southeast Asian countries including Malaysia, The Philippines,
Singapore, Sri Lanka, Myanmar, Laos, Cambodia, Vietnam and Indonesia, with Thailand as the lead nation, for a period of 15 years commencing on the date of the first commercial sale of REMUNE in each licensed country. Trinity Medical Group, Ltd. also entered into a Stock Purchase Agreement on September 15, 1995 with The Immune Response Corporation and purchased 333,334 shares of common stock of The Immune Response Corporation at $15 per share on April 30, 1996. Under the Stock Purchase Agreement, Trinity Medical Group, Ltd. was also obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required marketing approval from the governing health authority of Thailand for the drug therapy REMUNE. Trinity Medical Group, Ltd. was further obligated to purchase an additional 333,333 shares of common stock of The Immune Response Corporation at $15 per share upon receiving the required factory establishment license or approval from the governing health authority of Thailand to manufacture the drug therapy REMUNE. These stock purchase obligations of Trinity Medical Group, Ltd. became the obligations of Trinity USA as a result of the Collaboration and Supply Agreement and an Assignment Agreement between Trinity USA and Trinity Medical Group, Ltd. (see Note M).

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

Trinity USA has three years from the date of the first commercial sale of REMUNE in Thailand to exercise its option to obtain an exclusive license to manufacture REMUNE in Thailand solely for the sale, distribution and use in Trinity USA's licensed territory.


NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


prospectively. Management has not yet determined the impact of the adoption of FAS No. 144 on the Company's financial position or results of operations.


NOTE F - DEFERRED COMPENSATION

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


Note G- CONVERTIBLE NOTES PAYABLE

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


NOTE H - NOTES PAYABLE TO OFFICERS

During 2001 the Company borrowed, through the issuance of five separate notes, $90,500 from its Chief Executive Officer and its Corporate Secretary. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the notes or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities. Although the Company has obtained financing in excess of $200,000 since the issuance of these notes, only $65,000 of principal has been repaid to the Officers. The Company repaid $50,000 in July 2001 and $5,000 in October 2001, December 2001 and January 2002.


NOTE I - INSURANCE NOTE PAYABLE

On July 1, 2001 the Company obtained Directors and Officers Liability Insurance for an aggregate coverage amount of $3,000,000. The total annual premiums on the insurance policy are approximately $108,000, of which approximately $70,500 was financed at an annual rate of 9.76% over a period of 9 months. The outstanding balance of the insurance note payable at December 31, 2001 is $23,489.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE J - CONVERTIBLE PROMISSORY NOTES

On October 19, 2000, in connection with a Regulation S offering, the Company issued a $500,000 convertible promissory note to an institutional investor, RoyCap Inc. The note had a maturity date of October 19, 2001 and bore interest at 8% per annum, with interest payments due and payable semi-annually. The note was convertible at the conversion price equal to the lesser of (i) $4.00 or (ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. The Company recorded a charge to interest expense of $146,552 in connection with the issuance of this note. The charge represents the entire intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The Company received net proceeds of approximately $450,000 under this offering. The offering costs of $50,000 were charged to expense.

On June 22, 2001, RoyCap Inc. converted the $500,000 convertible promissory note dated October 19, 2000, and related accrued interest and liquidated damages of $57,752, into 319,666 shares of the Company's common stock. In addition, a warrant to purchase 319,666 shares of the Company's common stock at an exercise price of $4.00 per share until June 22, 2006 was granted as per the terms of this note. The Company recorded an additional charge to interest expense of $353,448 for the fair value of the beneficial conversion feature.

On June 29, 2001, in connection with a Regulation S offering, the Company issued a $500,000 convertible promissory note to RoyCap Inc. The note matures on June 29, 2002 and bears interest at 8% per annum, with interest payments due and payable semi-annually. The Company received net proceeds of approximately
$450,000 under this offering. The offering costs of $50,000 were charged to expense. The note is convertible at the conversion price equal to the lesser of
(i) $4.00 or (ii) 80% of the average closing bid price of the common stock, par value $0.001, for the ten (10) consecutive trading days preceding the conversion date. The Company recorded a charge to interest expense of $250,668 in connection with the issuance of this note. The charge represents the entire intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The note is convertible at the option of the holder for the entire term of the note. The note is convertible at the option of the Company provided that the registration statement to be filed to register the underlying common shares and warrant shares has been effective for ninety (90) consecutive days and the Company's common stock has had a closing bid price equal to or greater than $4.00 for the five (5) consecutive trading days preceding the delivery of the conversion notice. On the date of conversion, the Company shall also issue to the holder a warrant to purchase such number of shares of the company's common stock equal to aggregate the number of shares of common stock issued upon conversion of this note. The warrant shall have an exercise price equal to $4.00 per share and shall have a term of five years from its date of issuance. Interest accruing on the note is payable, at the option of the Company, in cash or in accordance with the aforementioned conversion terms of the note. No value has been assigned to the warrants. Upon conversion of the note and the related issuance of the warrants, a charge to interest expense of $249,332 will be recorded for the allocated fair value of the warrants.

The covenants of the note prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. The covenants of the note also required the Company to file a registration statement by August 14, 2001 and to use its reasonable best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission (SEC) within 90 days of the issuance of the note and to respond to the SEC's review comments within 5

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


business days. The registration statement was filed on August 17, 2001 and was declared effective on August 27, 2001. The Company also granted piggyback registration rights with respect to the warrant shares.

On November 8, 2001, RoyCap Inc. converted $100,000 of the $500,000 principal balance outstanding on the convertible promissory note dated June 29, 2001, into 98,658 shares of the Company's common stock. In addition, a warrant to purchase 98,658 shares of the Company's common stock at an exercise price of $4.00 per share until November 8, 2006 was granted as per the terms of this note. The Company recorded an additional charge to interest expense of $49,866 for the fair value of the beneficial conversion feature associated with the warrants issued.


Note K - COMMON STOCK UNITS AND PROMISSORY NOTE

On June 21, 2000, the Company began to raise additional capital under a private placement offering. A maximum of 175 preferred stock units at $4,000 per unit were initially offered in the private placement. Because the Company was not authorized to issue preferred stock, the units were subsequently changed to common stock units. Each unit consisted of one thousand shares of the Company's common stock, par value $.001, and a non-callable common stock purchase warrant (the "Warrant"). Each of the Warrants entitles the registered holder to purchase up to one thousand shares of the common stock at a price of $4.00 per share for a period of 24 months from the date of the Private Placement Prospectus, July 24, 2000. The common shares and the Warrant included in the units will not be separately transferable until 90 days after the date of the Prospectus or such earlier date as the Company may determine. The Company received a total of $634,000 through this private placement offering, for an aggregate of 158.5 units sold. The net proceeds to the Company were $570,600, after commissions.

On September 26, 2001, the Company sold 50,505 shares of its common stock for $.99 per share to a foreign investor. In connection therewith, the Company issued a 5 year warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $1.98 per share. The net proceeds to the Company were $45,000, after a 10% cash commission which was expensed.

On October 1, 2001, the Company issued a $20,000 promissory note to an accredited investor. The note had a maturity date on or before November 15, 2001, bore interest at 10% per annum and was uncollateralized. In connection with the issuance of the promissory note, the Company issued the Holder a 5-year warrant to purchase 2,000 shares of the Company's common stock at an exercise price of $1.80 per share. The Company paid the selling agent a 10% cash commission totaling $2,000, which was expensed. The promissory note and related accrued interest were converted into 19,253 shares of the Company's common stock on November 12, 2001.

In November 2001, the Company sold a total of 200,000 shares of its common stock for prices ranging from $1.00 to $1.10 per share to four accredited investors. In connection therewith, the Company issued 5-year warrants to purchase a total of 42,500 shares of the Company's common stock at exercise prices ranging from $2.00 to $2.40 per share. The net proceeds from the sale of the common stock were $193,500, after a 10% cash commission which was expensed.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE L - STOCK OPTIONS AND WARRANTS

On June 1, 2001, two investors exercised warrants to purchase a total of 7,000 shares of the Company's common stock at $4.00 per share, resulting in $28,000 of cash proceeds to the Company.

On June 1, 2001 the Company granted 10,000 non-qualified stock options to its corporate secretary in connection with the execution of an employment agreement (see Note N). The options are fully vested, have a term of 10 years and an exercise price of $1.72 per share, which was equal to the closing price of the Company's common stock on the date of grant.

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

On June 22, 2001 the Company signed an engagement letter with an investment banking firm to introduce certain institutional investors to the Company and also to advise the Company regarding potential investment terms by such investors. In connection therewith, the Company issued a 5-year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant became exercisable on July 22, 2001. The Company recorded an expense (general and administrative) of $91,000 related to this warrant grant, which was calculated using the Black-Scholes option-pricing model.

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

On June 29, 2001, in connection with the financing transaction described in Note J, the Company issued a 5 year, fully exercisable Transaction Warrant to the investment banking firm to purchase 16,521 shares of the Company's common stock at an exercise price of $2.76 per share. The Company recorded interest expense of $57,750 related to this warrant grant, which was calculated using the Black-Scholes option-pricing model. During July 2001, the Company paid a cash fee of $50,000 to the investment banking firm in connection with this financing transaction. The cash fee was expensed by the Company.

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


The options have a term of 10 years and an exercise price of $1.65 per share, which was equal to the closing price of the Company's common stock on the date of grant.

In December 2001, the Company issued to an investment banking firm a 5 year warrant to purchase a total of 15,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded an expense (general and administrative) of approximately $55,000 related to this warrant grant, which was calculated using the Black-Scholes option-pricing model.

On December 20, 2001, the Company granted a total of 560,000 non-qualified stock options to its officers and directors. The options are fully vested, except for 25,000 options which vest ratably over 4 years, have a term of 10 years and an exercise price of $1.30 per share, which was equal to the closing price of the Company's common stock on the date of grant.

A summary of changes in common stock options and warrants during 2000 and 2001 is as follows:


                                                                       Weighted
                                                                       Average
                                                   Number of           Exercise
                                                    Shares              Price
                                                   ---------           --------

OPTIONS:
Outstanding at December 31, 1999                          --            $    --
Granted                                               60,000            $  3.75
Exercised                                                 --            $    --
Cancelled                                                 --            $    --
                                                   ---------
Outstanding at December 31, 2000                      60,000            $  3.75
Granted                                              665,000            $  1.41
Exercised                                                 --            $    --
Cancelled                                                 --            $    --
                                                   ---------
Outstanding at December 31, 2001                     725,000            $  1.60
                                                   =========
Options exercisable
 (vested) at December 31, 2001                       633,202            $  1.60
                                                   =========
WARRANTS:
Outstanding at December 31, 1999                          --            $    --
Granted                                              174,350            $  4.00
Exercised                                                 --            $    --
Cancelled                                                 --            $    --
                                                   ---------
Outstanding at December 31, 2000                     174,350            $  4.00
Granted                                              524,345            $  3.59
Exercised                                             (7,000)           $  4.00
Cancelled                                                 --            $    --
                                                   ---------
Outstanding at December 31, 2001                     691,695            $  3.69
                                                   =========
Warrants exercisable
 (vested) at December 31, 2001                       691,695            $  3.69
                                                   =========

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Stock - Based Compensation

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and 2000: dividend yield of zero percent, risk-free interest rate of 4.9 and 6.0 percent for 2001 and 2000, respectively, expected lives of five years, and expected volatility of
150. Under provisions of FASB Statement 123, the Company's net loss and loss per share for 2001 and 2000 would have been increased to the pro forma amounts indicated below:


                                                                 2001                      2000
                                                            -------------             -------------
Net Loss
         As reported                                        $ (3,272,314)             $ (2,207,315)
         FAS 123 effect                                     $   (779,000)             $   (96,400)
                                                            -------------             -------------
         Pro forma                                          $ (4,051,314)             $ (2,303,715)
                                                            =============             =============

Loss per share
         As reported - Basic and Diluted                    $      (0.28)             $    (0.21)
         Pro forma - Basic and Diluted                      $      (0.35)             $    (0.22)

         Basic and Diluted Weighted
           Average Shares Outstanding                          11,494,471                10,289,970
                                                            =============             =============


The following table summarizes information about stock options outstanding at December 31, 2001:


                                            Outstanding                                   Exercisable
                           --------------------------------------------------      ----------------------------
                              Number       Weighted Average      Weighted            Number        Weighted
     Range of              Outstanding        Remaining           Average          Exercisable      Average
  Exercise Prices            12/31/01   Contract Life (Years)  Exercise Price        12/31/01    Exercise Price
-----------------------------------------------------------------------------      ----------------------------
   $3.00 - $4.00              70,000          8.91             $  3.71                70,000     $ 3.71
   $1.72 - $2.50              70,000          9.55             $  1.89                28,014     $ 2.02
   $1.30 - $1.65             585,000          9.97             $  1.31               535,188     $ 1.30
-----------------------------------------------------------------------------      ----------------------------
   $1.30 - $4.00             725,000          9.82             $  1.60               633,202     $ 1.60
=============================================================================      ============================

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE M - RELATED PARTY TRANSACTIONS

The Company entered into a Collaboration and Supply Agreement with Trinity Medical Group, Ltd., dated December 1, 1999. Under the terms of the Collaboration and Supply Agreement, the Company will pay Trinity Medical Group, Ltd. for research personnel at contractual rates, travel, laboratory, facility and publication costs associated with clinical trials of REMUNE until full regulatory approval in Thailand is granted. Since inception through December 31, 2001 and during the years ended December 31, 2001 and 2000, Trinity Medical Group, Ltd. billed the Company approximately $983,000, $0 and $689,000, respectively, for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2001, the Company has paid Trinity Medical Group, Ltd. approximately $694,000 for amounts previously billed. In December 2001, the Company satisfied all remaining amounts owed to Trinity Medical Group, Ltd. through the issuance of the Company's common stock (see also last paragraph in this Note). All amounts billed by Trinity Medical Group, Ltd. were provided for under the terms and conditions of the Collaboration and Supply Agreement dated December 1, 1999.

The Collaboration and Supply Agreement also provided that the Company make its best efforts to capitalize itself with at least $4,000,000 through sale or subscription of shares of common stock not to exceed 1 million shares. The requirement for the Company not to exceed 1 million shares in its attempt to capitalize itself was subsequently waived. The Company agreed to prepare and complete all necessary documentation required for registration of the Company with the Securities and Exchange Commission as a reporting company, which it has done by filing a Form 10-SB on May 12, 2000. In exchange for the Company being capitalized and a reporting company, Trinity Medical Group, Ltd. agreed to transfer its License and Collaboration Agreement and Stock Purchase Agreement between it and The Immune Response Corporation, dated September 15, 1995, to the Company no later than the first sale of the product after full regulatory approval in Thailand has been granted.

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

On August 4, 2000, The Company assigned through a Sublicense and Supply Agreement the sales, distribution, manufacturing and marketing rights to REMUNE in Thailand to Trinity Assets Company Limited. The manufacturing rights assigned to Trinity Assets Company Limited are non-exclusive. Trinity Assets Company Limited is related through common ownership. One of the Company's directors, Inthanom John Churdboonchart, is a beneficial owner of the Company's common stock and is a 49% shareholder of Trinity Assets Company Limited. The Sublicense and Supply Agreement provides that the Company will realize a minimum gross profit from the sale of REMUNE to Trinity Assets Company Limited in Thailand and that profits, as defined, from the sale of REMUNE in licensed territories other than Thailand will be shared equally. It is the intent of the parties that if and when Trinity Assets Company Limited begins to manufacture REMUNE, the Company will continue to realize revenues either from the purchase and resale of REMUNE to Trinity Assets Company Limited or as royalties from Trinity Assets Company Limited on its sales of REMUNE to others. Specific terms of the resale gross profit or royalties have not been negotiated by the parties at this time.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

Since inception through December 31, 2001 and during the years ended December 31, 2001 and 2000, Trinity Assets Company Limited billed the Company approximately $1,545,000, $1,227,000 and $318,000, respectively, for costs incurred related to the research and development of the drug REMUNE. Since inception through December 31, 2001, approximately $7,000 has been paid to Trinity Assets Company Limited for amounts previously billed. In December 2001, the Company satisfied $1,050,701 of amounts owed to Trinity Assets Company Limited through the issuance of the Company's common stock (see also last paragraph in this Note). As of December 31, 2001, the Company owes Trinity Assets Company Limited $487,849, which is presented as Payable to Affiliate on the accompanying balance sheet. All amounts billed by Trinity Assets Company Limited were provided for under the terms and conditions of the Sublicense and Supply Agreement, dated August 4, 2000.

On November 10, 2000, the Company and Trinity Medical Group, Ltd. terminated the Collaboration and Supply Agreement, dated December 1, 1999. Trinity Assets Company Limited will prospectively perform the research and development of REMUNE and will invoice the Company in connection with the terms and conditions of the Sublicense and Supply Agreement between the two parties.

In December 2001, the Company entered into a Conversion of Debt Agreement with Trinity Assets Company Limited whereby the Company issued 1,000,000 shares of its common stock to Trinity Assets Company Limited to satisfy its entire outstanding liability to Trinity Medical Group Ltd., a non-operating subsidiary of Trinity Assets Company Limited, as of November 30, 2001 and to satisfy $1,050,701 of its outstanding liability to Trinity Assets Company Limited as of November 30, 2001. The price per share utilized in this transaction, $1.34, was equal to the average closing price of the Company's stock for the five business days preceding the date that the parties agreed to settle all or a portion of the amounts owed by the Company as of November 30, 2001. Immediately after the transaction was completed, Trinity Assets Company Limited owned approximately 7.7% of the Company's issued and outstanding common stock.


NOTE N - COMMITMENTS

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Until Milestone, his compensation would be at a rate of $250 per hour but not to exceed 60 hours per month ($15,000). After Milestone, his salary would be $35,000 per month. In August of 2000, the terms of this employment agreement were modified to provide for a monthly salary amount of $25,000 as opposed to $35,000 per month. The agreement expired on December 31, 2000. On February 2, 2001, the Company entered into a new employment agreement with its Chief Executive Officer and Director, Dr. James Namnath, whereby the Officer will be paid a minimum annual salary of $300,000. The agreement currently expires on February 1, 2003. If the Officer is terminated without cause as defined, the minimum salary and certain other benefits must continue to be paid through the remaining term of the employment agreement. On September 1, 2001, the Company's Chief Executive Officer voluntarily reduced his contractual, annual base compensation by 50% to $150,000 for an indefinite period of time.

On September 5, 2000, Trinity USA entered into an employment agreement, which has an initial term of two years, with its Chief Financial Officer, Gary E. Wilson, whereby he will be paid a minimum annual salary of $160,000 and receive a minimum annual bonus equal to 10% of his annual salary. The agreement currently expires on September 5, 2003. The Officer was also granted 50,000 non-statutory stock options with a term of 10 years at an exercise price of $4.00. The market price of the Company's common stock was equal to the exercise price at the date of grant. The Officer will receive a minimum of 50,000 additional stock options on each anniversary date of the employment agreement. If the Officer is terminated without cause as defined, the minimum salary, bonus and certain other benefits must continue to be paid through the remaining term of the employment agreement.

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


In January 2000, the Company entered into a non-cancelable operating lease for office facilities and general administrative services in Las Vegas, Nevada. The lease expired in January 2001. In September 2000, the Company entered into a non-cancelable operating lease for office facilities and general administrative services in Rancho Santa Margarita, California which expired in November 2001 and was renewed for an additional year. The monthly rental expense is approximately $2,200 for this facility. Rent expense was approximately $25,200 and $16,700 for the years ended December 31, 2001 and 2000, respectively.


NOTE O - CONCENTRATION OF CREDIT RISK

The Company has cash deposits at U.S. banks and financial institutions which, at times, exceeds federally insured limits. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such non-performance.


NOTE P - STOCK ISSUED FOR SERVICES

During 1999, the Company issued 493,000 shares of common stock in exchange for consulting services provided. The expense related to such services of $229,200 was determined based upon the fair value of the services received.


NOTE Q - INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2001. At December 31, 2001, the Company has net operating loss carryforwards available to offset future taxable income for federal tax purposes of approximately $5,282,000; such carryforwards expire in various years through 2021. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred assets due to the uncertainty of realization.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE R - NONCASH INVESTING AND FINANCING ACTIVITIES

A supplemental schedule to the Statement of Cash Flows of noncash investing and financing activities is presented below:

                                                            Period
                                                        from Inception         Year Ended December 31,
                                                               to         -------------------------------
                                                       December 31, 2001       2001            2000
                                                       -----------------  -------------------------------
 Non-cash investing and financing activities:
   Conversion of convertible notes payable and
     related accrued interest and commissions
     to common stock                                     $   929,219       $        --      $ 929,219
                                                         ===========       ===========      =========
   Conversion of convertible promissory notes and
     related accrued interest to common stock            $   657,752       $   657,752      $      --
                                                         ===========       ===========      =========

   Directors and officers insurance premium financing    $    70,468       $    70,468      $      --
                                                         ===========       ===========      =========
   Deferred compensation forgiveness by founding
     shareholder                                         $   143,545       $   143,545      $      --
                                                         ===========       ===========      =========
   Conversion of promissory note and related
     accrued interest to common stock                    $    20,216       $    20,216      $      --
                                                         ===========       ===========      =========
   Conversion of payable to affiliates
     to common stock                                     $ 1,340,000       $ 1,340,000      $      --
                                                         ===========       ===========      =========


NOTE S - SUBSEQUENT EVENT

In January 2002, the Company executed a Securities Purchase Agreement with a private placement investment company for the purchase of $125,000 of Convertible Debentures due in January 2003. The debenture bears interest at 9.50% and is payable monthly. The debenture is convertible at a price equal to the lesser of $4.00 or 83% of the average of the three lowest closing market prices of the Company's common stock during the 20 day period prior to the conversion. At the time of conversion of the debenture, the Company will issue to the holder warrants to purchase an amount of common stock equal to five times the number of shares issued upon the conversion of the debenture, at which time the warrants will be exercised by the holder. The warrants are exercisable at the related conversion price of the debenture. The maximum ownership position in the Company that the holder may obtain, however, is limited to 9.99% of the Company's issued and outstanding common stock. The proceeds received will be allocated to the debt and equity instruments issued based on their relative fair values on the date of issuance. The Company will record a charge to interest expense for the intrinsic value of the beneficial conversion feature as calculated at the date of issuance. Upon conversion of the debenture and the related issuance of the warrants, a charge to interest expense will also be recorded for the allocated fair value of the warrants.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


In accordance with the terms of the Securities Purchase Agreement, the Company received $50,000 of the $125,000 Convertible Debenture upon filing of a registration statement to register the underlying shares and $75,000 when the registration statement was declared effective by the Securities and Exchange Commission on January 11, 2002.