Form 10QSB
period 2002-03-31
TRINITY MEDICAL GROUP INC
filed 2002-05-14
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2002 OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO______

                             COMMISSION FILE NUMBER:

                         TRINITY MEDICAL GROUP USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                 68-0438943
---------------------------------      ---------------------------------
   (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
        OF INCORPORATION)



         30021 TOMAS STREET, SUITE 300, RANCHO SANTA MARGARITA, CA 92688
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

                                 (949) 459-2170

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO ____

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO_____ --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

                  Class                    Outstanding at May 10, 2002
     Common Stock - $0.001 par value            14,821,411 shares

                                      INDEX

                                                                            PAGE

COVER PAGE.....................................................................1

INDEX..........................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:
                    Balance Sheets.............................................3
                    Statements of Operations...................................4
                    Statements of Cash Flows...................................5
                    Notes to Financial Statements..............................6

         Item 2 - Management's Discussion and Analysis
                    or Plan of Operation......................................10

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................19
         Item 2 - Changes in Securities and Use of Proceeds...................19
         Item 3 - Defaults Upon Senior Securities ............................19
         Item 4 - Submission of Matters to a Vote of Security Holders.........19
         Item 5 - Other Information...........................................19
         Item 6 - Exhibits and Reports on Form 8-K............................19
         Signatures ..........................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                                 BALANCE SHEETS


                    ASSETS

                                                                       March 31,      December 31,
                                                                          2002            2001
                                                                       ---------      ------------
                                                                      (unaudited)
Current Assets:

   Cash and cash equivalents                                       $    35,680         $    68,922
   Prepaid expenses and deposits                                        29,163              58,450
                                                                   -----------         -----------
      Total current assets                                              64,843             127,372
                                                                   -----------         -----------

Furniture and equipment
   Office furniture and fixtures                                         6,088               6,088
   Office equipment                                                      4,973               4,973
                                                                   -----------         -----------
                                                                        11,061              11,061
      Less accumulated depreciation                                     (4,252)             (3,543)
                                                                   -----------         -----------
           Furniture and equipment, net                                  6,809               7,518
                                                                   -----------         -----------
                Total assets                                       $    71,652         $   134,890
                                                                   ===========         ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $   184,065         $   165,531
   Payable to affiliate                                                885,899             487,849
   Accrued liabilities                                                  50,660             116,736
   Notes payable to officer                                             15,500              30,500
   Insurance note payable                                                7,830              23,489
   Convertible debenture                                               101,000                  --
   Convertible promissory note                                         350,000             400,000
                                                                   -----------         -----------
      Total current liabilities                                      1,594,954           1,224,105
                                                                   -----------         -----------

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 13,590,874 and 12,958,120 shares
     issued and outstanding                                             13,591              12,958
   Additional paid-in capital                                        5,619,421           5,243,658
   Deficit accumulated during the development stage                 (7,156,314)         (6,345,831)
                                                                   -----------         -----------
                Total stockholders' deficit                         (1,523,302)         (1,089,215)
                                                                   -----------         -----------
                Total liabilities and stockholders' deficit        $    71,652         $   134,890
                                                                   ===========         ===========

   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Period                     Three Months Ended
                                                 from Inception                      March 31,
                                                       to               ---------------------------------
                                                 March 31, 2002             2002                 2001
                                              ---------------------     ------------         ------------
Operating expenses:
     Research and development                    $ (2,931,603)        $   (403,050)        $   (268,000)
     General and administrative                    (2,607,495)            (232,422)            (250,998)
     Acquisition costs                               (404,200)                  --                   --
                                                 -------------        -------------        -------------
                 Total operating expenses          (5,943,298)            (635,472)            (518,998)
                                                 -------------        -------------        -------------

Other income (expense):
     Interest income                                    5,194                  135                  331
     Interest expense                              (1,209,765)            (175,146)             (39,682)
     Loss on sale of investments                       (8,445)                  --                   --
                                                 -------------        -------------        -------------
                                                   (1,213,016)            (175,011)             (39,351)
                                                 -------------        -------------        -------------
                 Net Loss                        $ (7,156,314)        $   (810,483)        $   (558,349)
                                                 =============        =============       ==============

     Basic and diluted loss per common
        share                                                         $      (0.06)        $      (0.05)
                                                                      =============       ==============
     Basic and diluted weighted average
        common shares outstanding                                       13,162,445           11,263,038
                                                                      =============       ==============


   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                    Period                    Three Months Ended
                                                                from Inception                     March 31,
                                                                      to            -------------------------------------
                                                               March 31, 2002            2002                 2001
                                                             -------------------    -----------------   -----------------
 Cash flows from operating activities:
     Net loss                                                    $(7,156,314)        $  (810,483)        $  (558,349)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation                                                  4,252                 709                 709
         Stock issued for services and interest payment              385,919                  --                  --
         Stock options issued for services and warrants
           issued in connection with financings                      262,950                  --                  --
         Intrinsic value of beneficial conversion                    963,733             163,199                  --
         Loss on sale of investments                                   8,445                  --                  --
         Changes in assets and liabilities:
            Prepaid expenses and deposits                             41,305              29,287                  --
            Accounts payable                                         184,065              18,534              66,142
            Payable to affiliate                                   2,225,899             398,050             268,000
            Accrued liabilities                                      271,373             (46,876)             51,463
                                                                 ------------        ------------        ------------
                Net cash used in operating activities             (2,808,373)           (247,580)           (172,035)
                                                                 ------------        ------------        ------------

Cash flows from  investing activities:
     Purchases of fixed assets                                       (11,061)                 --                  --
     Purchases of investments                                        (69,330)                 --                  --
     Proceeds from sale of investments                                60,885                  --                  --
                                                                 ------------        ------------        ------------
                Net cash used in investing activities                (19,506)                 --                  --
                                                                 ------------        ------------        ------------

Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable             772,500                  --                  --
     Proceeds from issuance of notes payable to officers              90,500                  --              60,500
     Repayments on notes payable to officers                         (75,000)            (15,000)                 --
     Proceeds from issuance of convertible debenture                 125,000             125,000                  --
     Proceeds from issuance of promissory note                        20,000                  --                  --
     Repayments on insurance note payable                            (62,638)            (15,659)                 --
     Proceeds from issuance of convertible promissory
         notes                                                     1,000,000                  --                  --
     Net proceeds from sale of common stock units                    835,600                  --                  --
     Proceeds from exercise of common stock warrants                 147,997             119,997                  --
     Collection of subscription receivable                             9,600                  --                  --
                                                                 ------------        ------------        ------------
                Net cash provided by financing activities          2,863,559             214,338              60,500
                                                                 ------------        ------------        ------------
                Net increase (decrease) in cash and
                   cash equivalents                                   35,680             (33,242)           (111,535)

Cash and cash equivalents - beginning of period                           --              68,922             117,056
                                                                 ------------        ------------        ------------
Cash and cash equivalents - end of period                        $    35,680         $    35,680         $     5,521
                                                                 ============        ============        ============


   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2002, and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001 and for the period from inception (September 28, 1998) to March 31, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2001 and 2000 and for the years then ended, and for the period from inception (September 28, 1998) to December 31, 2001, filed with the Securities and Exchange Commission on March 18, 2002.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at March 31, 2002 has accumulated losses amounting to $7,156,314. For the three month period ended March 31, 2002, and for the period from inception to March 31, 2002 the Company used $247,580 and $2,808,373, respectively, of cash in its operations. Additionally, the Company had a working capital deficit of $1,530,110 and a stockholders' deficit of $1,523,302 at March 31, 2002.

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

The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation, our Licensor of REMUNE, may be unable to successfully complete current or future trials of REMUNE and The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and the Company's stock price, which may therefore adversely effect our ability to successfully raise additional capital to complete REMUNE development and effectuate our business plans. Additionally, The Immune Response Corporation has stated in its Form 10-K for the year ended December 31, 2001, that they will need to raise substantial additional capital to fund their operations beyond April 2002. The Immune Response Corporation further stated in their Form 10-K that if they are unable to raise adequate capital, it would have a material adverse effect on them and would cause them to cease operations and potentially enter into bankruptcy. A press release issued by The Immune Response Corporation on May 7, 2002 states that The Immune Response Corporation placed a $4 million convertible note and that it's cash resources will be sufficient to fund its planned operations into June 2002.

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

The Company requires substantial capital to pursue its operating strategy, which includes commercialization of the drug REMUNE, and currently has limited cash for operations. Until the Company can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing. Other than the Securities Purchase Agreement with La Jolla Cove Investors, Inc., the Company does not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

NOTE C - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 1,641,895 and 234,350 shares of common stock as of March 31, 2002 and 2001, respectively, because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated
5,474,000 and 225,000 shares of common stock issuable as of March 31, 2002 and 2001, respectively, upon the conversion of a convertible promissory note and a convertible debenture because the representative share increments would be antidilutive.

NOTE D - NOTES PAYABLE TO OFFICER

During 2001 the Company borrowed, through the issuance of five separate notes, $90,500 from its Chief Executive Officer and its Corporate Secretary. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the notes or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities. The Company paid the remaining principal balance of $5,000 on the note payable to its Corporate Secretary in January 2002.

Although the notes payable to the Chief Executive Officer have reached their maturity dates, the Chief Executive Officer has not declared the notes in default. The Chief Executive Officer does, however, expect repayment of the remaining principal balance of $15,500, and the related accrued interest of $6,107, when and if the Company raises sufficient additional capital.

NOTE E - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, Trinity Assets Company Limited billed Trinity USA approximately $403,050 for costs incurred related to the research and development of the drug REMUNE. Since inception through March 31, 2002, $12,000 has been paid to Trinity Assets Company Limited for amounts previously billed. In December 2001, the Company satisfied $1,050,701 of amounts owed to Trinity Assets Company Limited through the issuance of the Company's common stock. The amounts owed to Trinity Assets Company Limited have no definitive repayment terms. As of March 31, 2002, the Company owes Trinity Assets Company Limited $885,899, which is presented as Payable to Affiliate on the accompanying balance sheet. All amounts billed by Trinity Assets Company Limited were provided for under the terms and conditions of the Sublicense and Supply Agreement, dated August 4, 2000.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE F - CONVERTIBLE PROMISSORY NOTE

On January 16, 2002, the Company converted $19,200 of accrued interest associated with the convertible promissory note dated June 29, 2001 into 18,113 shares of the Company's common stock. In addition, a warrant to purchase 18,113 shares of the Company's common stock at an exercise price of $4.00 per share and exercisable until January 16, 2007 was granted as per the terms of this note.

On February 28, 2002, RoyCap Inc. converted $50,000 of the principal balance outstanding on the convertible promissory note dated June 29, 2001 into 169,837 shares of the Company's common stock. In addition, a warrant to purchase 169,837 shares of the Company's common stock at an exercise price of $4.00 per share and exercisable until February 28, 2007 was granted as per the terms of this note. The Company recorded an additional charge to interest expense of $24,933 for the fair value of the beneficial conversion feature associated with the warrants issued.

NOTE G - INSURANCE NOTE PAYABLE

On July 1, 2001 the Company obtained a Directors and Officers Liability Insurance policy for an aggregate coverage amount of $3,000,000. The total annual premiums on the insurance policy are approximately $108,000, of which approximately $70,500 was financed at an annual rate of 9.76% over a period of 9 months. The outstanding balance of the insurance note payable at March 31, 2002 is $7,830.

NOTE H - STOCK OPTIONS AND WARRANTS

On February 13, 2002, the Company granted 25,000 non-qualified stock options to a former director in connection with his service as a director to the Company. The options are fully vested, have a term of 10 years and an exercise price of $.59 per share, which was equal to the closing price of the Company's common stock on the date of grant.

During the first quarter ended March 31, 2002, the Company issued five-year common stock warrants to a placement agent who was utilized in connection with the La Jolla Cove Investors, Inc. financing. A total of 12,250 shares of the Company's common stock may be purchased through the exercise of the warrants at exercise prices ranging from $1.46 to $.24 per share. The fair value of the warrants issued, calculated using the Black-Scholes option-pricing model, was immaterial. The Company also paid this placement agent a commission fee of approximately $17,000 which was charged to expense.

During the first quarter ended March 31, 2002, La Jolla Cove Investors, Inc. converted $24,000 of principal on the outstanding convertible debenture, which has provided the Company with $119,997 of additional cash through the issuance and exercise of common stock purchase warrants. A total of 74,134 shares of common stock were issued in connection with the principal conversions and a total of 370,670 shares of common stock were issued in connection with the exercise of warrants, which resulted from the principal conversions. During the first quarter ended March 31, 2002, the Company recorded a charge to interest expense of $138,266 for the fair value of the beneficial conversion feature associated with the initial recording of the convertible debenture ($120,266) and for the warrants issued ($18,000).

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE I - NONCASH INVESTING AND FINANCING ACTIVITIES

A supplemental schedule to the Statement of Cash Flows of noncash investing and financing activities is presented below:

                                                                    Period                    Three Months Ended
                                                                from Inception                     March 31,
                                                                      to                -----------------------------
                                                               March 31, 2002                2002           2001
                                                             -------------------        -------------   -------------
Non-cash investing and financing activities:
     Conversion of convertible notes payable and
       related accrued interest and commissions
       to common stock                                             $  929,219            $       --            $       --
                                                                   ==========            ==========            ==========

     Conversion of convertible promissory notes and
       related accrued interest to common stock                    $  726,952            $   69,200            $       --
                                                                   ==========            ==========            ==========

     Directors and officers insurance premium financing            $   70,468            $       --            $       --
                                                                   ==========            ==========            ==========

     Deferred compensation forgiveness by founding
       shareholder                                                 $  143,545            $       --            $       --
                                                                   ==========            ==========            ==========

     Conversion of promissory note and related
       accrued interest to common stock                            $   20,216            $       --            $       --
                                                                   ==========            ==========            ==========

     Conversion of payable to affiliates to common
       stock                                                       $1,340,000            $       --            $       --
                                                                   ==========            ==========            ==========

     Conversion of convertible debenture to
       common stock                                                $   24,000            $   24,000            $       --
                                                                   ==========            ==========            ==========

NOTE J - SUBSEQUENT EVENTS

On April 11, 2002, Kenneth B. Hamlet, the Company's only independent board member, resigned from his position as a director. No replacement for Mr. Hamlet has yet been identified.

The Company believes that in May 2002 it will reach the maximum amount of shares registered on behalf of La Jolla Cove Investors, Inc. (1,425,000 shares) through an SB-2 registration statement declared effective by the Securities and Exchange Commission on January 14, 2002. The Company must file another SB-2 registration statement in order to accommodate additional principal conversions and therefore to provide additional cash flow to the Company. At the current conversion price, millions of additional shares would need to be registered. The Company plans to file an SB-2 registration statement to cover an estimated amount of shortfall shares in May 2002. However, a significant delay in effectiveness of the SB-2 registration statement could adversely effect the Company's ability to meet its ongoing financial obligations. The Company is currently seeking financing alternatives which could allow it to pay off the La Jolla Cove debentrue, and therefore eliminate the need to file an SB-2 registration statement on behalf of La Jolla Cove.

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

                                PLAN OF OPERATION

GENERAL OVERVIEW.

         We have minimal operations, nominal assets and no revenues from operations. We have only approximately two years of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until 2003. As we do not currently have any internal sources of funding, our inability to successfully implement future public or private placement offerings and further our business strategy may compromise our ability to achieve our projected revenues.

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

CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2003. For the three month period ended March 31, 2002, we used approximately $248,000 of cash in our operations. This cash was provided by financing activities which included the conversion of a portion of our convertible debenture with La Jolla Cove Investors, Inc. and the related exercise of warrants issued to them. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with our required SEC filings.

         Our current monthly operating overhead is approximately $70,000 which amount will increase if and as we expand our operations. This estimate excludes our average monthly research and development expenses to date of approximately $130,000. Approximately $40,000 of the total $70,000 monthly operating overhead relates to officer salaries and director expenses. When we hire the seven additional employees mentioned in more detail below, we expect it will add approximately $45,000 per month to our operating overhead.

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

         From the date of our Securities Purchase Agreement through May 10, 2002, La Jolla Cove Investors, Inc. has converted $35,000 of principal on our convertible debenture with them, which has provided Trinity USA with $175,000 of additional cash and has resulted in the issuance of 1,304,200 shares of our common stock. Because Trinity USA believes that in May 2002 it will reach the maximum amount of shares registered on behalf of La Jolla Cove Investors, Inc., 1,425,000 shares, through an SB-2 registration statement declared effective by the Securities and Exchange Commission on January 14, 2002, Trinity USA must file another SB-2 registration statement in order to accommodate additional principal conversions and therefore to provide additional cash flow to us. Trinity USA plans to file an SB-2 registration statement to cover an estimated amount of shortfall shares in May 2002. However, a significant delay in effectiveness of the SB-2 registration statement could adversely effect Trinity USA's ability to meet its ongoing financial obligations and force Trinity USA to cease operations. The Company is currently seeking financing alternatives which could allow it to pay off the La Jolla Cove debenture, and therefore eliminate the need to file an SB-2 registration statement on behalf of La Jolla Cove.

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

         The total amounts billed to date by our affiliates in connection with our REMUNE development program in Thailand have been in the proportion of 80% billable research hours and 20% actual, direct expenses. The research personnel have been billed at a rate of $250 per hour for the leading investigator and $125 per hour for associate researchers. The direct expenses that have been billed to date relate primarily to reference laboratory costs associated with quarterly analysis of the test subjects' immune response to the drug therapy, REMUNE. The individuals that continue to receive REMUNE, and whom are subject to this quarterly analysis, are from our Phase II clinical trial. This clinical trial was extended as an unblinded, follow-up study with an expected completion date of May 2003. We believe that the clinical trial, known as Protocol 2101B, and the related follow-up study will become one of the longest scientific examinations of Immune Based Therapy, or IBT, for humans infected with HIV. The approval of the follow-up study by two national committees of the Thai government was made with supporting requests from the attending physicians and patients for continued access to REMUNE. With these approvals, patients in the study can continue to receive REMUNE treatment. Results of the study continuation are not required by the Thai FDA in their consideration of REMUNE for commercialization. However, the results from the study continuation will be used to support REMUNE registration.

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

         We intend to increase our employment base in the third and fourth quarters of 2002. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during the third and fourth quarters of 2002. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of the fourth quarter of 2002. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

         On April 11, 2002, Kenneth B. Hamlet, Trinity USA's only independent board member, resigned from his position as a director. No replacement for Mr. Hamlet has yet been identified.

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

RISK FACTORS

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

         If any of the following risks actually occur, our business could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

IF THE IMMUNE RESPONSE CORPORATION IS UNABLE TO CONTINUE AS A GOING CONCERN, WE WILL LOSE THE SOLE SUPPLIER OF REMUNE, OUR ONLY PRODUCT.

         The Immune Response Corporation had a net loss of $16,343,000 and $24,498,000 for the years ended December 31, 2001 and 2000, respectively. The Immune Response Corporation had an accumulated deficit of $227,371,000 as of December 31, 2001. The Immune Response Corporation also had working capital of $501,000, total assets of $17,498,000 and total liabilities of $5,290,000 as of December 31, 2001.

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

IF TECHNOLOGICAL CHANGE AND COMPETITION RENDER OUR POTENTIAL PRODUCTS OBSOLETE, WE MAY HAVE TO CEASE OPERATIONS.

         Trinity USA anticipates that REMUNE will face intense and increased competition in the future. There can be no assurance that existing products or new products for the treatment of HIV developed by competitors will not be more effective or more effectively marketed and sold than REMUNE. The biotechnology industry continues to undergo rapid change, and competition is intense and is expected to increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any which are being developed by our supplier, The Immune Response Corporation, or that would render our technology and products obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than us. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than us.

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

         Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since our inception in 1998. We currently have no revenues and we are still in the developmental stage of our business. As of March 31, 2002, we had an accumulated deficit of $7,156,314. We expect to continue to incur losses for at least the next year, and expect that these losses could increase as we continue to expand our sales, research, and marketing force, and our distribution facilities in an effort to commercialize REMUNE. We expect to incur additional losses until such time, if ever, that our revenues from the sale of REMUNE cover our expenses. Achieving and maintaining long-term profitability depends on successfully commercializing REMUNE. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize REMUNE. If the time required to generate revenues and achieve profitability is longer than anticipated, or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS MAY HURT COMMON STOCKHOLDERS.

         The market price of our common stock, like that of the common stock of many other development stage biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:

   o     our financial position;
   o the results of preclinical studies and clinical trials by us, our collaborators or our competitors;
   o concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products;
   o announcements of technological innovations or new products by us or our competitors;
   o     governmental  regulatory  actions;
   o     actual  or  anticipated  changes  in  drug  reimbursement  policies;
   o     developments with our collaborators;
   o developments concerning patent or other proprietary rights of ours, our licensors or our competitors (including litigation);
   o     status of litigation;
   o     period-to-period  fluctuations in our operating  results;

   o     changes in estimates  of our  performance  by  securities  analysts;
   o     market conditions for biopharmaceutical  stocks in general; and
   o     other factors not within our control.

         We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

BECAUSE OF OUR CURRENT FINANCING ARRANGEMENTS, YOU COULD SUFFER SUBSTANTIAL DILUTION OF YOUR INVESTMENT AND OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

         In January 2002, Trinity USA executed a Securities Purchase Agreement with a private placement investment company for the purchase of $125,000 of convertible debentures due in January 2003. It is expected that these debentures will be fully converted prior to maturity; and, because of our current stock price and the debenture conversion provisions, millions of additional common shares may be issued, which could further reduce our stock price.

         Trinity USA also has an outstanding convertible promissory note with an institutional investor. Because of our current stock price and the promissory note conversion provisions, millions of additional shares may be issued to this investor on or before the notes maturity date of June 29, 2002, which could further reduce our stock price. The promissory note contains a provision that would limit the amount of common shares issuable upon conversion to 500,000 shares. However, Trinity USA may be unable to pay the remainder of the note in cash and would therefore be required to satisfy its obligation through the issuance of possibly millions of shares of its common stock.

BECAUSE TRINITY USA ANTICIPATES ISSUING THE MAXIMUM AMOUNT OF SHARES REGISTERED ON BEHALF OF LA JOLLA COVE INVESTORS, INC., IT MUST FILE AN ADDITIONAL
REGISTRATION STATEMENT WHICH MUST BE DECLARED EFFECTIVE BEFORE ADDITIONAL FINANCING TO TRINITY USA CAN CONTINUE.

         Trinity USA believes that in May 2002 it will reach the maximum amount of shares registered on behalf of La Jolla Cove Investors, Inc., which is 1,425,000 shares. Trinity USA must file another SB-2 registration statement in order to accommodate additional principal conversions and therefore to provide additional cash flow to Trinity USA. Trinity USA plans to file an SB-2 registration statement to cover an estimated amount of shortfall shares in May 2002. However, a significant delay in effectiveness of the SB-2 registration statement could adversely effect Trinity USA's ability to meet its ongoing financial obligations and force Trinity USA to cease operations.

BECAUSE OF A SIGNIFICANT CONCENTRATION OF OWNERSHIP AND CONTROL, YOU MAY HAVE NO RIGHT OR POWER TO TAKE PART IN THE MANAGEMENT OR CONTROL OF THE BUSINESS OF TRINITY USA, OR THE ELECTION OF ITS OFFICERS OR DIRECTORS.

         Our directors, executive officers and affiliates beneficially own approximately 58% of the outstanding common stock of Trinity USA as of March 31, 2002. As a result, the directors and executive officers could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Trinity USA.

         Our directors, executive officers and affiliates have the combined voting power to elect all of the members of the Board of Directors and control substantially all corporate actions and decisions for an indefinite period of time. Accordingly, investors may have no right or power to take part in the management or control of the business of Trinity USA, or the election of its officers or directors. Accordingly, no person should invest in Trinity USA unless he is willing to entrust all aspects of control to Trinity USA's current management and to rely upon their abilities.

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

         From the date of our Securities Purchase Agreement through May 10, 2002, La Jolla Cove Investors, Inc. has converted $35,000 of principal on our convertible debenture with them, which has provided Trinity USA with $175,000 of additional cash and has resulted in the issuance of 1,304,200 shares of our common stock. The cash proceeds received from the face value of the debenture and from the conversions of the debenture were used primarily to pay officer salaries and professional fees incurred in connection with our required SEC filings.

RELIANCE ON EXEMPTIONS FROM REGISTRATION

         Trinity USA issued and sold the securities described in the above private placement in reliance on the exemption from registration provided by Regulation D of the Securities Act of 1933.

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

            -------------------------------------------------------------------

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

(2) Filed on August 14, 2001 with Trinity USA's Form 10-QSB for the six month period ended June 30, 2001.

(3) Filed on August 17, 2001 with Trinity USA's Registration Statement on Form SB-2.

(4) Filed on November 8, 2001 with Trinity USA's Form 10-QSB for the nine month period ended September 30, 2001.

(5) Filed on January 4, 2002 with Trinity USA's Registration Statement on Form SB-2.


B)  REPORTS ON FORM 8-K

    There were no reports filed on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRINITY MEDICAL GROUP USA, INC.

                                             Registrant

Date:    May 14, 2002                        By: /s/ Gary E. Wilson
                                                 ------------------

                                             Gary E. Wilson,
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Treasurer