Form 10QSB
period 2002-06-30
TRINITY MEDICAL GROUP INC
filed 2002-08-16
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO______

                             COMMISSION FILE NUMBER:

                         TRINITY MEDICAL GROUP USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                      68-0438943
------------------------------              ------------------------------------
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
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      ----    ----

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     NO
                         ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest date.

             Class                                Outstanding at August 15, 2002
Common Stock - $0.001 par value                         19,518,104 shares

                                      INDEX

                                                                            PAGE


COVER PAGE.....................................................................1

INDEX..........................................................................2

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:
                    Balance Sheets.............................................3
                    Statements of Operations...................................4
                    Statements of Cash Flows...................................5
                    Condensed Notes to Financial Statements....................6

         Item 2 - Management's Discussion and Analysis
                   or Plan of Operation.......................................12

PART II - OTHER INFORMATION

         Item 1 -  Legal Proceedings..........................................21
         Item 2 - Changes in Securities and Use of Proceeds...................21
         Item 3 -  Defaults Upon Senior Securities ...........................21
         Item 4 -  Submission of Matters to a Vote of Security Holders........21
         Item 5 -  Other Information..........................................21
         Item 6 - Exhibits and Reports on Form 8-K............................21
         Signatures ..........................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                                 BALANCE SHEETS


                                     ASSETS
                                                                              June 30,         December 31,
                                                                                2002               2001
                                                                           --------------    ---------------
                                                                            (unaudited)
Current Assets:
       Cash and cash equivalents                                           $    39,642           $    68,922
       Marketable securites - available-for-sale                               700,000                    --
       Prepaid expenses and deposits                                             4,044                58,450
                                                                           -----------           -----------

            Total current assets                                               743,686               127,372
                                                                           -----------           -----------

Furniture and equipment
       Office furniture and fixtures                                             6,088                 6,088
       Office equipment                                                          4,973                 4,973
                                                                           -----------           -----------
                                                                                11,061                11,061
            Less accumulated depreciation                                       (4,969)               (3,543)
                                                                           -----------           -----------
                 Furniture and equipment, net                                    6,092                 7,518
                                                                           -----------           -----------

Deferred contract expense                                                    1,180,000                    --

                      Total assets                                         $ 1,929,778           $   134,890
                                                                           ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable                                                    $   178,326           $   165,531
       Payable to affiliate                                                  1,409,248               487,849
       Accrued liabilities                                                      63,368               116,736
       Notes payable to officer                                                  6,500                30,500
       Insurance note payable                                                       --                23,489
       Convertible promissory note                                             300,000               400,000
                                                                           -----------           -----------
            Total current liabilities                                        1,957,442             1,224,105
                                                                           -----------           -----------

Deferred contract income                                                     2,360,000                    --

Stockholders' deficit:
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 19,456,298 and 12,958,120 shares
            issued and outstanding                                              19,456                12,958
       Additional paid-in capital                                            6,594,633             5,243,658
       Accumulated other comprehensive loss                                   (480,000)                   --
       Deficit accumulated during the development stage                     (8,521,753)           (6,345,831)
                                                                           -----------           -----------
                      Total stockholders' deficit                           (2,387,664)           (1,089,215)
                                                                           -----------           -----------

                      Total liabilities and stockholders' deficit          $ 1,929,778           $   134,890
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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Period
                                            from Inception            Three Months Ended                 Six Months Ended
                                                  to                       June 30,                          June 30,
                                             June 30, 2002          2002             2001             2002              2001
                                           ------------------  ---------------  ---------------  ----------------  ---------------
Operating expenses:
    Research and development                $ (3,454,952)     $   (523,349)     $   (371,754)     $   (926,399)     $   (639,754)
    General and administrative                (2,787,045)         (179,550)         (451,554)         (411,972)         (702,552)
    Acquisition costs                           (404,200)               --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
               Total operating expenses       (6,646,197)         (702,899)         (823,308)       (1,338,371)       (1,342,306)
                                            ------------      ------------      ------------      ------------      ------------

Other income (expense):
    Interest income                                5,194                --                --               135               331
    Interest expense                          (1,252,305)          (42,540)         (679,458)         (217,686)         (719,140)
    Loss on early extinguishment
       of debt                                  (620,000)         (620,000)               --          (620,000)               --
    Loss on sale of investments                   (8,445)               --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
                                              (1,875,556)         (662,540)         (679,458)         (837,551)         (718,809)
                                            ------------      ------------      ------------      ------------      ------------
               Net Loss                     $ (8,521,753)     $ (1,365,439)     $ (1,502,766)     $ (2,175,922)     $ (2,061,115)
                                            ============      ============      ============      ============      ============

    Basic and diluted loss per common
       share                                                  $      (0.09)     $      (0.13)     $      (0.15)     $      (0.18)
                                                              ============      ============      ============      ============
    Basic and diluted weighted average
       common shares outstanding                                15,165,017        11,278,918        14,160,566        11,270,934
                                                              ============      ============      ============      ============




   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Period                     Six Months Ended
                                                                    from Inception                      June 30,
                                                                          to              ---------------------------------
                                                                    June 30, 2002              2002                 2001
                                                                 -------------------      -------------        ------------
Cash flows from operating activities:
     Net loss                                                      $(8,521,753)          $(2,175,922)          $(2,061,115)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                   4,969                 1,426                 1,417
         Stock issued for services and interest payment                385,919                    --                    --
         Stock options issued for services and warrants
           issued in connection with financings                        882,950               620,000               208,350
         Intrinsic value of beneficial conversion                      997,666               197,132               604,116
         Loss on sale of investments                                     8,445                    --                    --
         Changes in assets and liabilities:
            Prepaid expenses and deposits                               66,424                54,406                    --
            Accounts payable                                           178,326                12,795               241,316
            Payable to affiliate                                     2,749,248               921,399               639,754
            Accrued liabilities                                        284,081               (34,167)              132,862
                                                                   -----------           -----------           -----------
                Net cash used in operating activities               (2,963,725)             (402,931)             (233,300)
                                                                   -----------           -----------           -----------

Cash flows from investing activities:
     Purchases of fixed assets                                         (11,061)                   --                    --
     Purchases of investments                                          (69,330)                   --                    --
     Proceeds from sale of investments                                  60,885                    --                    --
                                                                   -----------           -----------           -----------
                Net cash used in investing activities                  (19,506)                   --                    --
                                                                   -----------           -----------           -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable               772,500                    --                    --
     Proceeds from issuance of notes payable to officers                90,500                    --                90,500
     Repayments on notes payable to officers                           (84,000)              (24,000)                   --
     Proceeds from issuance of convertible debenture                   125,000               125,000                    --
     Repayments on convertible debenture                               (89,000)              (89,000)                   --
     Proceeds from issuance of promissory note                          20,000                    --                    --
     Repayments on insurance note payable                              (70,467)              (23,489)                   --
     Proceeds from issuance of convertible promissory
         notes                                                       1,000,000                    --               500,000
     Net proceeds from sale of common stock units                    1,041,600               206,000                    --
     Proceeds from exercise of common stock warrants                   207,140               179,140                28,000
     Collection of subscription receivable                               9,600                    --                    --
                                                                   -----------           -----------           -----------

                Net cash provided by financing activities            3,022,873               373,651               618,500
                                                                   -----------           -----------           -----------
                Net increase (decrease) in cash and
                   cash equivalents                                     39,642               (29,280)              385,200
Cash and cash equivalents - beginning of period                             --                68,922               117,056
                                                                   -----------           -----------           -----------

Cash and cash equivalents - end of period                          $    39,642           $    39,642           $   502,256
                                                                   ===========           ===========           ===========


   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 2002, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and 2001, and for the period from inception (September 28, 1998) to June 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2001 and 2000 and for the years then ended, and for the period from inception (September 28, 1998) to December 31, 2001, filed with the Securities and Exchange Commission on March 18, 2002.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 2002 has accumulated losses amounting to $8,521,753. For the six month period ended June 30, 2002, and for the period from inception to June 30, 2002 the Company used $402,931 and $2,963,725, respectively, of cash in its operations. Additionally, the Company had a working capital deficit of $1,213,756 and a stockholders' deficit of $2,387,664 at June 30, 2002.

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

The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., or Agouron, a Pfizer Inc. company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation, our licensor of REMUNE, may be unable to successfully complete current or future trials of REMUNE and The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and the Company's stock price, which may therefore adversely effect our ability to successfully raise additional capital to complete REMUNE development and effectuate our business plans. Additionally, The Immune Response Corporation has stated in its Form 10-Q for the three month period ended March 31, 2002, that they will need to raise substantial additional capital to fund their operations beyond June 2002. The Immune Response Corporation further stated in their Form 10-Q that if they are unable to raise adequate capital, it would have a material adverse effect on them and would cause them to cease operations, at which time they would not be able to satisfy their obligations.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


Because The Immune Response Corporation is the sole supplier of REMUNE, their inability to continue to raise capital or ultimately generate internal cash flow could adversely affect our business, as REMUNE is currently our only product. The Company requires substantial capital to pursue its operating strategy, which includes commercialization of the drug REMUNE, and currently has limited cash for operations. Until the Company can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing. The Company does not currently have any commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

NOTE C - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 14,030,081 and 618,537 shares of common stock as of June 30, 2002 and 2001, respectively, because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated 1,323,000 and 194,000 shares of common stock issuable as of June 30, 2002 and 2001, respectively, upon the conversion of a convertible promissory note because the representative share increments would be antidilutive.


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

Although the notes payable to the Chief Executive Officer have reached their maturity dates, the Chief Executive Officer has not declared the notes in default. The Chief Executive Officer does, however, expect repayment of the remaining principal balance of $6,500, and the related accrued interest of $6,638, when and if the Company raises sufficient additional capital.


NOTE E - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002, Trinity Assets Company Limited billed Trinity USA approximately $926,400 for costs incurred related to the research and development of the drug REMUNE. Since inception through June 30, 2002, $12,000 has been paid to Trinity Assets Company Limited for amounts previously billed. In December 2001, the Company satisfied $1,050,701 of amounts owed to Trinity Assets Company Limited through the issuance of the Company's common stock. The amounts owed to Trinity Assets Company Limited have no definitive repayment terms. As of June 30, 2002, the Company owes Trinity Assets Company Limited $1,409,248, which is presented as Payable to Affiliate on the accompanying balance sheet. All amounts billed by Trinity Assets Company Limited were provided for under the terms and conditions of the Sublicense and Supply Agreement, dated August 4, 2000.

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

On April 30, 2002 and on May 31, 2002, RoyCap Inc. converted $25,000 each of the principal balance outstanding on the convertible promissory note dated June 29, 2001 into 371,140 and 578,704 shares, respectively, of the Company's common stock. In addition, warrants to purchase 371,140 and 578,704 shares of the Company's common stock at an exercise price of $4.00 per share and exercisable until April 30, 2007 and May 31, 2007, respectively, were granted as per the terms of this note. The Company recorded an additional aggregate charge to interest expense of $24,933 for the fair value of the beneficial conversion feature associated with the warrants issued.

The $300,000 outstanding principal balance on the convertible promissory note was due on June 29, 2002 and was extended to July 21, 2002. The Company is currently working with RoyCap to extend the maturity date of the note and/or negotiate possible repayment options, including the conversion into the Company's common stock. Although the failure of the Company to pay the remaining principal balance ten days past its extended maturity date constitutes an event of default, RoyCap has not formally declared the unsecured promissory note in default through the issuance of written notice to the Company.


NOTE G - INSURANCE NOTE PAYABLE

On July 1, 2001 the Company obtained a Directors and Officers Liability Insurance policy for an aggregate coverage amount of $3,000,000. The total annual premiums on the insurance policy are approximately $108,000, of which approximately $70,500 was financed at an annual rate of 9.76% over a period of 9 months. The insurance note was paid off in April 2002. The Directors and Officers Liability Insurance policy expired on July 1, 2002 and the Company has not renewed its policy.


NOTE H - CONVERTIBLE DEBENTURE

In January 2002, Trinity USA executed a Securities Purchase Agreement with a private placement investment company for the purchase of $125,000 of Convertible Debentures due in January 2003. The debenture bore interest at 9.50% and was payable monthly. The debenture was convertible at a price equal to the lesser of $4.00 or 83% of the average of the three lowest closing prices of Trinity USA's common stock during the 20 day period prior to the conversion. See also Note I.

Trinity USA repaid the debentures' remaining principal balance of $89,000 on May 31, 2002. As part of the early extinguishments of this debenture, Trinity USA granted a common stock purchase warrant for the purchase of 2,000,000 shares of common stock to the private placement investment company. The one-year warrant is not exercisable until December 1, 2002. The warrant has an exercise price of $0.05 per share if the closing price of the Company's common stock is $0.15 or less on the date of exercise and $0.05 plus an additional $0.01 for every $0.01 that the closing price of the common stock is above $0.15 if the closing price of the Company's common stock is above $0.15 on the date of exercise. The fair value of the warrant, calculated using the Black-Scholes option-pricing model, will be determined each quarter

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


until the warrant is exercised or expires. The fair value of the warrant at June 30, 2002 was $620,000 and was charged to Loss on Early Extinguishment of Debt in the accompanying Statements of Operations for the six month period ended June 30, 2002.


NOTE I - STOCK OPTIONS AND WARRANTS

On February 13, 2002, the Company granted 25,000 non-qualified stock options to a former director in connection with his service as a director to the Company. The options are fully vested, have a term of 10 years and an exercise price of $.59 per share, which was equal to the closing price of the Company's common stock on the date of grant.

On June 10, 2002, the Company granted a total of 5,500,000 non-qualified stock options to its officers and directors. The options are fully vested, have a term of 10 years and an exercise price of $.10 per share, which was equal to the closing price of the Company's common stock on the date of grant.

During the six month period ended June 30, 2002, the Company issued five-year common stock warrants to a placement agent who was utilized in connection with the La Jolla Cove Investors, Inc. financing. A total of 15,207 shares of the Company's common stock may be purchased through the exercise of the warrants at exercise prices ranging from $.07 to $1.46 per share. The fair value of the warrants issued, calculated using the Black-Scholes option-pricing model, was immaterial. The Company also paid this placement agent a commission fee of approximately $21,000 which was charged to expense.

During the six month period ended June 30, 2002, La Jolla Cove Investors, Inc. converted $36,000 of principal on a convertible debenture (see Note H), which provided the Company with $179,140 of additional cash through the issuance and exercise of common stock purchase warrants. A total of 240,841 shares of common stock were issued in connection with the principal conversions and a total of 1,184,159 shares of common stock were issued in connection with the exercise of warrants, which resulted from the principal conversions. During the six month period ended June 30, 2002, the Company recorded a charge to interest expense of $147,266 for the fair value of the beneficial conversion feature associated with the initial recording of the convertible debenture ($120,266) and for the warrants issued ($27,000). See also Note H for an explanation of an additional 2,000,000 warrants granted to La Jolla Cove Investors, Inc. as consideration for extinguishing the debt.


NOTE J - COMMON STOCK UNITS

During May and June 2002, the Company sold a total of 3,935,385 shares of its common stock at prices ranging from $.05 to $.13 per share to accredited investors. In connection therewith, the Company issued one-year warrants to purchase a total of 3,935,385 shares of the Company's common stock at exercise prices ranging from $.08 to $.39 per share. The net proceeds from the sale of the common stock units were $206,000.


NOTE K - DEFERRED CONTRACT INCOME/EXPENSE

On June 26, 2002, through the execution of Amendment No. 3 to the License and Collaboration Agreement, The Company amended its License and Collaboration Agreement with The Immune Response Corporation (IRC). The amended agreement provides for an additional $50.00 per unit to be paid to IRC for the first one million doses of REMUNE purchased by the Company. As consideration for the additional amount to be paid to IRC, the Company received shares of IRC common stock and a waiver of the final, optional $5 million milestone payment for the technology transfer of REMUNE manufacturing rights in the Company's licensed territory. The Company received four million shares of restricted common stock upon the execution of the amended agreement and up to three million additional shares may be received when future sales milestones occur. Additionally, the Company will receive two million shares (as opposed to 333,333 shares of stock which was specified by our original Stock Purchase Agreement with IRC) upon Thai Government approval of REMUNE in exchange for a required $5 million milestone payment to IRC. The Company has been given

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


registration rights on the stock issued by IRC and may not sell those shares until the Securities and Exchange Commission declares the applicable registration statement(s) effective. The terms of the amended license and collaboration agreement expire upon the earlier of December 31, 2007 or the purchase of one million units of REMUNE by the Company.

On June 26, 2002, and again on August 5, 2002, the Company amended its sublicense and supply agreement with its affiliated distributor in Thailand, Trinity Assets Company Limited (TAC), such that TAC will absorb 50% of the additional $50.00 per unit to be paid to IRC. As consideration for the agreement, the Company granted two million of the initial four million shares issued by IRC to TAC. The Company has also contractually agreed to grant the additional three million sales milestone shares to TAC because TAC has provided a REMUNE purchase commitment to the Company equal to a minimum of one million doses during the first three years of commercial sales in Thailand. The terms of the amended sublicense and supply agreement expire upon the earlier of December 31, 2007 or the purchase of one million units of REMUNE by TAC.

The Company recorded the fair market value of the four million IRC shares ($2,360,000) as of the amended contract date, with an offsetting credit to deferred contract income. The deferred contract income will be amortized on a proportionate basis to the first one million doses of REMUNE purchased by the Company. Additionally, because two million of the four million IRC shares were contractually required to be immediately granted to TAC, the fair market value of two million IRC shares ($1,180,000) was reclassified from marketable securities to deferred contract expense, which will be amortized on a proportionate basis to the first one million doses of REMUNE purchased by TAC. Because the Company is not currently able to reasonably estimate the amount of REMUNE doses that may be purchased during the next twelve months, the entire amount of the deferred contract income/expense has been classified as long-term at June 30, 2002. See also Note L.


NOTE L - MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The Company has classified the IRC common stock received in connection with Amendment No. 3 to the License and Collaboration Agreement (see Note K) as available-for-sale and reports the investment at fair market value. The unrealized loss during the quarter ended June 30, 2002 of $480,000 has therefore been reported as a component of stockholders' deficit - Accumulated Other Comprehensive Loss on the accompanying Balance Sheets. Realized gains and losses, when applicable, will be included in investment income.


NOTE M - COMPREHENSIVE LOSS

The Company accounts for comprehensive loss in accordance with FAS No. 130, "Reporting Comprehensive Income". The Company reports the accumulated balance of other comprehensive loss separately in the equity section of the balance sheets. The only component of comprehensive loss is the unrealized loss on marketable securities of $480,000. The Company's comprehensive loss for the three and six month periods ended June 30, 2002 was $1,845,439 and $2,655,922, respectively.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


NOTE N - NONCASH INVESTING AND FINANCING ACTIVITIES

A supplemental schedule to the Statement of Cash Flows of noncash investing and financing activities is presented below:


                                                               Period                             Six Months Ended
                                                            from Inception                            June 30,
                                                                 to                   -------------------------------------------
                                                            June 30, 2002                    2002                       2001
                                                         --------------------         --------------               --------------
 Non-cash investing and financing activities:
 Conversion of convertible notes payable and
   related accrued interest and commissions
   to common stock                                           $     929,219            $           --               $           --
                                                             =============            ==============               ==============

Conversion of convertible promissory notes and
  related accrued interest to common stock                   $     776,952            $      119,200               $           --
                                                             =============            ==============               ==============

Deferred compensation forgiveness by founding
  shareholder                                                $     143,545            $           --               $           --
                                                             =============            ==============               ==============

Conversion of promissory note and related
  accrued interest to common stock                           $      20,216            $           --               $           --
                                                             =============            ==============               ==============

Conversion of payable to affiliates to common
  stock                                                      $   1,340,000            $           --               $           --
                                                             =============            ==============               ==============

Conversion of convertible debenture to
  common stock                                               $      36,000            $       36,000               $           --
                                                             =============            ==============               ==============

Exchange of marketable securities for
  contract amendments                                        $   1,180,000            $    1,180,000               $           --
                                                             =============            ==============               ==============


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

OUR LICENSED TECHNOLOGY.

         Trinity USA is an affiliate of Trinity Assets Company Limited, a Thailand company. We are a late development stage company with rights to market an HIV-Immunogen also known as REMUNE, a patented therapeutic vaccine treatment, designed to induce specific T cell responses in people infected with the Human Immunodeficiency Virus, or HIV. REMUNE is an immune-based therapy consisting of whole inactivated HIV-1 virus depleted of its gp120 coat protein based on Dr. Jonas Salk's vaccine technology.

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

CAPITAL REQUIREMENTS, CASH FLOW AND OTHER OPERATING CONSIDERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until 2003. For the six month period ended June 30, 2002, we used approximately $403,000 of cash in our operations. This cash was provided by financing activities which included the conversion of a portion of our convertible debenture with La Jolla Cove Investors, Inc. and the related exercise of warrants issued to them. Additionally, approximately $206,000 of cash was provided by a common stock unit offering. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with our required SEC filings. The Company utilized approximately $90,000 raised in the common stock unit offering to repay the remaining principal balance of the convertible debenture with La Jolla Cove Investors, Inc.

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

         We do not have any commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We currently anticipate that the net proceeds from our sale of our shares of common stock from future private placement offerings or debt financings, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 2002. However, we may need to raise additional funds prior to the expiration of this period. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

         During the next 12 months, Trinity USA expects to pay the remaining $5 million payment to The Immune Response Corporation. The last remaining payment must be paid upon the approval of REMUNE in Thailand for commercial sale. The amount that Trinity USA expects to pay Trinity Assets Company Limited for expenses incurred related to clinical studies and the regulatory requirements during 2001 and 2002 could be between $1.5-$2.0 million, approximately $1.5 million of which is expected to be incurred in 2002. The amounts currently or prospectively payable to Trinity Asset Company Limited are expected to be paid from the cash proceeds to be raised under future private or public offerings. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited that relate to research and development expenses have been, or will be, paid under the terms of the sublicense and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

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

         In 2003, Trinity USA may incur significant expenses, from $1.0 to $2.0 million, in the application of regulatory approvals in other countries. Upon sufficient capitalization, we also intend to directly purchase or lease plant, equipment and secure land leases for a handling and storage facility in Thailand, or lend capital to Trinity Assets Company Limited so they may purchase or lease these facilities and land. The facility will be located close to the Bangkok International Airport and will receive REMUNE shipment in bulk. The facility will be built to U.S. FDA Good Manufacturing Practice standards and provide for climate controlled and secure warehousing. The estimated cost to construct the facility is $12 million and will require six months to one year to construct. The capital for this project would be provided by product revenue and the sale of shares of capital stock, issuance of debt or financing by a banking institution. Until we are able to generate sufficient internal cash flow, raise sufficient capital, or obtain financing to purchase and construct a handling and storage facility, we believe we can rent a facility to meet our first 12 months distribution needs for approximately $500,000.

         We intend to increase our employment base in the fourth quarter of 2002 and/or first quarter of 2003. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during this time. From our present level of 3 full-time employees and 1 part-time employee, who is our president, Dr. Vina Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of the first quarter of 2003. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

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

         Our cost of REMUNE is contractually based upon The Immune Response Corporation's manufacturing cost, as defined under generally accepted accounting principles, plus an agreed upon markup. Because The Immune Response Corporation's manufacturing facility has no history of volume production, we cannot determine with absolute certainty that the price at which REMUNE may be resold in our licensed territory will be affordable to a large enough percentage of the HIV infected population for us to sustain profitable operations.

IF THE IMMUNE RESPONSE CORPORATION IS UNABLE TO CONTINUE AS A GOING CONCERN, WE WILL LOSE THE SOLE SUPPLIER OF REMUNE, OUR ONLY PRODUCT.

         The Immune Response Corporation had a net loss of $5,180,000 and $16,343,000 for the three months ended March 31, 2002 and for the year ended December 31, 2001, respectively. The Immune Response Corporation had an accumulated deficit of $232,551,000 as of March 31, 2002. The Immune Response Corporation also had a working capital deficit of $1,995,000, total assets of $16,228,000 and total liabilities of $8,307,000 as of March 31, 2002.

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

         Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since our inception in 1998. We currently have no revenues and we are still in the developmental stage of our business. As of June 30, 2002, we had an accumulated deficit of $8,521,753. We expect to continue to incur losses for at least the next year, and expect that these losses could increase as we continue to expand our sales, research, and marketing force, and our distribution facilities in an effort to commercialize REMUNE. We expect to incur additional losses until such time, if ever, that our revenues from the sale of REMUNE cover our expenses. Achieving and maintaining long-term profitability depends on successfully commercializing REMUNE. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize REMUNE. If the time required to generate revenues and achieve profitability is longer than anticipated, or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY BE FORCED TO CEASE OPERATIONS.

         Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. We do not have any other commitments to secure additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We currently anticipate that the net proceeds from our sale of our shares of common stock from future private placement offerings or through debt financings, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 2002. However, we may need to raise additional funds prior to the expiration of this period. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing.

         The license and collaboration agreement between Trinity USA and The Immune Response Corporation provides for termination by The Immune Response Corporation or Trinity USA if Trinity USA fails to purchase The Immune Response Corporation's common stock, as required by the stock purchase agreement, as amended, between the parties, within 30 days of the event requiring purchase of the common stock. During the next 12 months, Trinity USA expects to pay the remaining $5 million payment to The Immune Response Corporation. The last remaining payment must be paid upon the approval of REMUNE in Thailand for commercial sale. If we are unsuccessful in raising the necessary capital to fund this last milestone payment, we may lose our licensing rights for REMUNE.

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

VOLATILITY OF STOCK PRICE AND ABSENCE OF DIVIDENDS MAY HURT COMMON STOCKHOLDERS.

         The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to be highly volatile. Factors such as the following could have a significant adverse impact on the market price of our common stock:
     o   our financial position;
     o the results of preclinical studies and clinical trials by us, our collaborators or our competitors;
     o concern as to, or other evidence of, the safety or efficacy of our products or our competitors' products;
     o announcements of technological innovations or new products by us or our competitors;
     o   governmental regulatory actions;
     o   actual or anticipated changes in drug reimbursement policies;
     o   developments with our collaborators;
     o developments concerning patent or other proprietary rights of ours, our licensors or our competitors (including litigation);
     o   status of litigation;
     o   period-to-period fluctuations in our operating results;
     o   changes in estimates of our performance by securities analysts;
     o   market conditions for biopharmaceutical stocks in general; and
     o   other factors not within our control.
         We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

BECAUSE OF OUR CURRENT FINANCING ARRANGEMENTS, YOU COULD SUFFER SUBSTANTIAL DILUTION OF YOUR INVESTMENT AND OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

         Trinity USA has an outstanding convertible promissory note with an institutional investor. Because of our current stock price and the promissory note conversion provisions, millions of additional shares may be issued to this investor, which could further reduce our stock price. The promissory note contains a provision that would limit the amount of common shares issuable upon conversion to 500,000 shares. However, Trinity USA may be unable to pay the remainder of the note in cash and would therefore be required to satisfy its obligation through the issuance of possibly millions of shares of its common stock.

BECAUSE OF A SIGNIFICANT CONCENTRATION OF OWNERSHIP AND CONTROL, YOU MAY HAVE NO RIGHT OR POWER TO TAKE PART IN THE MANAGEMENT OR CONTROL OF THE BUSINESS OF TRINITY USA, OR THE ELECTION OF ITS OFFICERS OR DIRECTORS.

         Our directors, executive officers and affiliates beneficially own greater than 50% of the outstanding common stock of Trinity USA as of June 30, 2002. As a result, the directors and executive officers could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Trinity USA.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2002, Trinity USA executed a Securities Purchase Agreement with a private placement investment company for the purchase of $125,000 of Convertible Debentures due in January 2003. The debenture bore interest at 9.50% and was payable monthly. The debenture was convertible at a price equal to the lesser of $4.00 or 83% of the average of the three lowest closing prices of Trinity USA's common stock during the 20 day period prior to the conversion. Trinity USA repaid the debentures' remaining principal balance of $89,000 on May 31, 2002. As part of the early extinguishments of this debenture, Trinity USA granted a one-year common stock purchase warrant for the purchase of 2,000,000 shares to the private placement investment company. A total of 240,841 shares of common stock were issued in connection with the principal conversions and a total of 1,184,159 shares of common stock were issued in connection with the exercise of warrants, which resulted from the principal conversions.

         During May and June 2002, Trinity USA sold a total of 3,935,385 shares of its common stock for prices ranging from $.05 to $.13 per share to accredited investors. In connection therewith, Trinity USA issued one-year warrants to purchase a total of 3,935,385 shares of Trinity USA's common stock at exercise prices ranging from $.08 to $.39 per share. The net proceeds from the sale of the common stock units were $206,000.

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

         4.19    Amendment No. 1 to Convertible Promissory Note (6)

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

         10.11 Amendment No. 2 to the License and Collaboration Agreement dated May 8, 2001(1)+

         10.12   Amendment No. 1 to Gary E. Wilson's Employment Agreement (2)

         10.13   Elizabeth S. Namnath's Employment Agreement (2)

         10.14   Investment Banker Engagement Letter (3)

         10.15 Amendment No. 1 to Stock Purchase Agreement between Trinity USA and The Immune Response Corporation dated June 26, 2002 (6)

         10.16 Amendment No. 3 to License and Collaboration Agreement between Trinity USA and The Immune Response Corporation dated June 26, 2002 (6)

         10.17 Supplement No. 2 to The Sublicense and Supply Agreement between Trinity USA and Trinity Assets Company Limited dated June 26, 2002 (6)

         10.18 Supplement No. 3 to The Sublicense and Supply Agreement between Trinity USA and Trinity Assets Company Limited dated August 5, 2002 (6)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

         99.2 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)


                 ---------------------------------------------------------------



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

(2) Filed on August 14, 2001 with Trinity USA's Form 10-QSB for the six month period ended June 30, 2001.

(3) Filed on August 17, 2001 with Trinity USA's Registration Statement on Form SB-2.

(4) Filed on November 8, 2001 with Trinity USA's Form 10-QSB for the nine month period ended September 30, 2001.

(5) Filed on January 4, 2002 with Trinity USA's Registration Statement on Form SB-2.

(6)      Filed herewith.


B)       REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K during the six month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRINITY MEDICAL GROUP USA, INC.
                                             -------------------------------

                                             Registrant

Date:    August 16, 2002                     By: /s/ James S. Namnath
                                                 --------------------

                                             James S. Namnath,
                                             Chief Executive Officer, Director


Date:    August 16, 2002                     By: /s/ Gary E. Wilson
                                                 ------------------

                                             Gary E. Wilson,
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Treasurer