Form 10QSB/A
period 2002-06-30
TRINITY MEDICAL GROUP INC
filed 2002-09-18
CIK 1110557

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

             Class                             Outstanding at September 17, 2002
Common Stock - $0.001 par value                         19,518,105 shares

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

         Item 2 - Management's Discussion and Analysis
                   or Plan of Operation.......................................12

PART II - OTHER INFORMATION

         Item 1 -  Legal Proceedings..........................................21
         Item 2 - Changes in Securities and Use of Proceeds...................21
         Item 3 -  Defaults Upon Senior Securities ...........................21
         Item 4 -  Submission of Matters to a Vote of Security Holders........21
         Item 5 -  Other Information..........................................21
         Item 6 - Exhibits and Reports on Form 8-K............................22
         Signatures ..........................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                                 BALANCE SHEETS


                                     ASSETS
                                                                              June 30,         December 31,
                                                                                2002               2001
                                                                           --------------    ---------------
                                                                            (unaudited)
Current Assets:
       Cash and cash equivalents                                           $    39,642           $    68,922
       Marketable securites - available-for-sale                               700,000                    --
       Prepaid expenses and deposits                                             4,044                58,450
                                                                           -----------           -----------

            Total current assets                                               743,686               127,372
                                                                           -----------           -----------

Furniture and equipment
       Office furniture and fixtures                                             6,088                 6,088
       Office equipment                                                          4,973                 4,973
                                                                           -----------           -----------
                                                                                11,061                11,061
            Less accumulated depreciation                                       (4,969)               (3,543)
                                                                           -----------           -----------
                 Furniture and equipment, net                                    6,092                 7,518
                                                                           -----------           -----------

Deferred contract expense                                                    1,180,000                    --
                                                                           -----------           -----------
                      Total assets                                         $ 1,929,778           $   134,890
                                                                           ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Accounts payable                                                    $   178,326           $   165,531
       Payable to affiliate                                                  1,409,248               487,849
       Accrued liabilities                                                      63,368               116,736
       Notes payable to officer                                                  6,500                30,500
       Insurance note payable                                                       --                23,489
       Convertible promissory note                                             300,000               400,000
                                                                           -----------           -----------
            Total current liabilities                                        1,957,442             1,224,105
                                                                           -----------           -----------

Deferred contract income                                                     2,360,000                    --

Stockholders' deficit:
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 19,456,298 and 12,958,120 shares
            issued and outstanding                                              19,456                12,958
       Additional paid-in capital                                            6,094,633             5,243,658
       Accumulated other comprehensive loss                                   (480,000)                   --
       Deficit accumulated during the development stage                     (8,021,753)           (6,345,831)
                                                                           -----------           -----------
                      Total stockholders' deficit                           (2,387,664)           (1,089,215)
                                                                           -----------           -----------

                      Total liabilities and stockholders' deficit          $ 1,929,778           $   134,890
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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Period
                                            from Inception            Three Months Ended                 Six Months Ended
                                                  to                       June 30,                          June 30,
                                             June 30, 2002          2002             2001             2002              2001
                                           ------------------  ---------------  ---------------  ----------------  ---------------
Operating expenses:
    Research and development                $ (3,454,952)     $   (523,349)     $   (371,754)     $   (926,399)     $   (639,754)
    General and administrative                (2,787,045)         (179,550)         (451,554)         (411,972)         (702,552)
    Acquisition costs                           (404,200)               --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
               Total operating expenses       (6,646,197)         (702,899)         (823,308)       (1,338,371)       (1,342,306)
                                            ------------      ------------      ------------      ------------      ------------

Other income (expense):
    Interest income                                5,194                --                --               135               331
    Interest expense                          (1,252,305)          (42,540)         (679,458)         (217,686)         (719,140)
    Loss on early extinguishment
       of debt                                  (120,000)         (120,000)               --          (120,000)               --
    Loss on sale of investments                   (8,445)               --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
                                              (1,375,556)         (162,540)         (679,458)         (337,551)         (718,809)
                                            ------------      ------------      ------------      ------------      ------------
               Net Loss                     $ (8,021,753)     $   (865,439)     $ (1,502,766)     $ (1,675,922)     $ (2,061,115)
                                            ============      ============      ============      ============      ============

    Basic and diluted loss per common
       share                                                  $      (0.06)     $      (0.13)     $      (0.12)     $      (0.18)
                                                              ============      ============      ============      ============
    Basic and diluted weighted average
       common shares outstanding                                15,165,017        11,278,918        14,160,566        11,270,934
                                                              ============      ============      ============      ============




   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Period                     Six Months Ended
                                                                    from Inception                      June 30,
                                                                          to              ---------------------------------
                                                                    June 30, 2002              2002                 2001
                                                                 -------------------      -------------        ------------
Cash flows from operating activities:
     Net loss                                                      $(8,021,753)          $(1,675,922)          $(2,061,115)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                   4,969                 1,426                 1,417
         Stock issued for services and interest payment                385,919                    --                    --
         Stock options issued for services and warrants
           issued in connection with financings                        382,950               120,000               208,350
         Intrinsic value of beneficial conversion                      997,666               197,132               604,116
         Loss on sale of investments                                     8,445                    --                    --
         Changes in assets and liabilities:
            Prepaid expenses and deposits                               66,424                54,406                    --
            Accounts payable                                           178,326                12,795               241,316
            Payable to affiliate                                     2,749,248               921,399               639,754
            Accrued liabilities                                        284,081               (34,167)              132,862
                                                                   -----------           -----------           -----------
                Net cash used in operating activities               (2,963,725)             (402,931)             (233,300)
                                                                   -----------           -----------           -----------

Cash flows from investing activities:
     Purchases of fixed assets                                         (11,061)                   --                    --
     Purchases of investments                                          (69,330)                   --                    --
     Proceeds from sale of investments                                  60,885                    --                    --
                                                                   -----------           -----------           -----------
                Net cash used in investing activities                  (19,506)                   --                    --
                                                                   -----------           -----------           -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable               772,500                    --                    --
     Proceeds from issuance of notes payable to officers                90,500                    --                90,500
     Repayments on notes payable to officers                           (84,000)              (24,000)                   --
     Proceeds from issuance of convertible debenture                   125,000               125,000                    --
     Repayments on convertible debenture                               (89,000)              (89,000)                   --
     Proceeds from issuance of promissory note                          20,000                    --                    --
     Repayments on insurance note payable                              (70,467)              (23,489)                   --
     Proceeds from issuance of convertible promissory
         notes                                                       1,000,000                    --               500,000
     Net proceeds from sale of common stock units                    1,041,600               206,000                    --
     Proceeds from exercise of common stock warrants                   207,140               179,140                28,000
     Collection of subscription receivable                               9,600                    --                    --
                                                                   -----------           -----------           -----------

                Net cash provided by financing activities            3,022,873               373,651               618,500
                                                                   -----------           -----------           -----------
                Net increase (decrease) in cash and
                   cash equivalents                                     39,642               (29,280)              385,200
Cash and cash equivalents - beginning of period                             --                68,922               117,056
                                                                   -----------           -----------           -----------

Cash and cash equivalents - end of period                          $    39,642           $    39,642           $   502,256
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


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at June 30, 2002 has accumulated losses amounting to $8,021,753. For the six month period ended June 30, 2002, and for the period from inception to June 30, 2002 the Company used $402,931 and $2,963,725, respectively, of cash in its operations. Additionally, the Company had a working capital deficit of $1,213,756 and a stockholders' deficit of $2,387,664 at June 30, 2002.

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

The $300,000 outstanding principal balance on the convertible promissory note was due on June 29, 2002 and was extended to February 28, 2003. See also Note O.


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

Trinity USA repaid the debentures' remaining principal balance of $89,000 on May 31, 2002. As part of the early extinguishments of this debenture, Trinity USA granted a common stock purchase warrant for the purchase of 2,000,000 shares of common stock to the private placement investment company. The one-year warrant is not exercisable until December 1, 2002. The warrant has an exercise price of $0.05 per share if the closing price of the Company's common stock is $0.15 or less on the date of exercise and $0.05 plus an additional $0.01 for every $0.01 that the closing price of the common stock is above $0.15 if the closing price of the Company's common stock is above $0.15 on the date of exercise. The fair value of the warrant, calculated using the Black-Scholes option-pricing model,

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


at May 31, 2002 was $120,000 and was charged to Loss on Early Extinguishment of Debt in the accompanying Statements of Operations for the six month period ended June 30, 2002.


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


NOTE M - COMPREHENSIVE LOSS

The Company accounts for comprehensive loss in accordance with FAS No. 130, "Reporting Comprehensive Income". The Company reports the accumulated balance of other comprehensive loss separately in the equity section of the balance sheets. The only component of comprehensive loss is the unrealized loss on marketable securities of $480,000. The Company's comprehensive loss for the three and six month periods ended June 30, 2002 was $1,345,439 and $2,155,922, respectively.

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
                                                             =============            ==============               ==============

NOTE O - SUBSEQUENT EVENTS

On August 29, 2002, the Company amended the convertible promissory note to RoyCap Inc. dated June 29, 2001 to extend its maturity date to February 28, 2003 (see also Note F). As part of the inducement to extend the maturity date of the note, the Company granted RoyCap Inc. five-year warrants to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $.10 per share. The Company recorded a $160,000 charge to interest expense for the fair value of the warrant at the date of grant. On the date of conversion of the remaining principal balance of the note, $300,000 as of August 29, 2002, the Company shall also issue to RoyCap Inc. a warrant to purchase such number of shares of the Company's common stock equal to aggregate the number of shares of common stock issued upon conversion of the outstanding note. The warrant shall have an exercise price equal to $.10 per share of the Company's common stock and shall have a term of five years from its date of issuance. The exercise price of the warrants to be issued upon conversion of the remaining principal, if any, was changed from $4.00 per share to $.10 per share as per the terms of the amendment to the note. The beneficial conversion feature attributable to the re-measurement of these conversion warrants will be recorded in the third quarter of 2002.

On August 29, 2002, the Company also issued a $50,000 convertible promissory note to RoyCap Inc. The note matures on February 28, 2003 and bears interest at 8% per annum, with interest due and payable on February 28, 2003. All other terms of the note are the same as the terms of the note dated June 29, 2001 and as amended on August 29, 2002. The Company will record a charge to interest expense for the intrinsic value of the beneficial conversion feature as calculated at the date of issuance. Upon conversion of the note and the related issuance of the warrants, a charge to interest expense will also be recorded for the allocated fair value of the warrants.

Both the note dated June 29, 2001 and the $50,000 convertible promissory note are collateralized and secured by a total of 1,200,000 shares of restricted common stock of The Immune Response Corporation, which is held and owned by the Company. If the close price of The Immune Response Corporation common stock is below $0.30 for five consecutive trading days during the term of the notes, RoyCap Inc. is entitled to declare the notes immediately in default. On August 30, 2002, The Immune Response Corporation's common stock closed at $0.55.

The covenants of the notes prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. On August 29, 2002, however, RoyCap Inc. agreed to prospectively waive this covenant as it relates to the Company possibly pledging its remaining 800,000 shares of The Immune Response Corporation as collateral with other possible third party creditors.

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

         During the next 12 months, Trinity USA expects to pay the remaining $5 million payment to The Immune Response Corporation. The last remaining payment must be paid upon the approval of REMUNE in Thailand for commercial sale. The amount that Trinity USA expects to pay Trinity Assets Company Limited for expenses incurred related to clinical studies and the regulatory requirements during 2001 and 2002 could be between $1.5-$2.0 million, approximately $1.6 million of which is expected to be incurred in 2002. The amounts currently or prospectively payable to Trinity Asset Company Limited are expected to be paid from the cash proceeds to be raised under future private or public offerings. The amounts owed to these entities have no definitive repayment terms. All amounts paid or payable to Trinity Asset Company Limited that relate to research and development expenses have been, or will be, paid under the terms of the sublicense and supply agreement. Our obligations to pay for such expenses extend only until full regulatory approval for the sale of REMUNE in Thailand is granted.

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

IF THE IMMUNE RESPONSE CORPORATION IS UNABLE TO CONTINUE AS A GOING CONCERN, WE WILL LOSE THE SOLE SUPPLIER OF REMUNE, OUR ONLY PRODUCT.

         The Immune Response Corporation had a net loss of $13,405,000 and $16,343,000 for the six months ended June 30, 2002 and for the year ended December 31, 2001, respectively. The Immune Response Corporation had an accumulated deficit of $240,376,000 as of June 30, 2002. The Immune Response Corporation also had a working capital deficit of $1,611,000, total assets of $14,378,000 and total liabilities of $5,119,000 as of June 30, 2002.

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

         Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since our inception in 1998. We currently have no revenues and we are still in the developmental stage of our business. As of June 30, 2002, we had an accumulated deficit of $8,021,753. We expect to continue to incur losses for at least the next year, and expect that these losses could increase as we continue to expand our sales, research, and marketing force, and our distribution facilities in an effort to commercialize REMUNE. We expect to incur additional losses until such time, if ever, that our revenues from the sale of REMUNE cover our expenses. Achieving and maintaining long-term profitability depends on successfully commercializing REMUNE. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize REMUNE. If the time required to generate revenues and achieve profitability is longer than anticipated, or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

         Trinity USA has outstanding convertible promissory notes with an institutional investor. Because of our current stock price and the conversion provisions of the promissory notes, millions of additional shares may be issued to this investor, which could further reduce our stock price. The promissory notes contain a provision that would limit the amount of common shares issuable upon conversion to 1,000,000 shares. However, Trinity USA may be unable to pay the remainder of the notes in cash and would therefore be required to satisfy its obligation through the issuance of possibly millions of shares of its common stock.

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

     On August 29, 2002, Trinity USA amended the convertible promissory note dated June 29, 2001 to extend its maturity date to February 28, 2003. As part of the inducement to extend the maturity date of the note, Trinity USA granted RoyCap Inc. five-year warrants to purchase a total of 1,000,000 shares of Trinity USA's common stock at an exercise price of $.10 per share. On the date of conversion of the remaining principal balance of the note, $300,000 as of August 29, 2002, Trinity USA shall also issue to RoyCap Inc. a warrant to purchase such number of shares of Trinity USA's common stock equal to aggregate the number of shares of common stock issued upon conversion of the outstanding note. The warrant shall have an exercise price equal to $.10 per share of the Trinity USA's common stock and shall have a term of five years from its date of issuance. The exercise price of the warrants to be issued upon conversion of the remaining principal, if any, was changed from $4.00 per share to $.10 per share as per the terms of the amendment to the note.

     On August 29, 2002, Trinity USA also issued a $50,000 convertible promissory note to RoyCap Inc. The note matures on February 28, 2003 and bears interest at 8% per annum, with interest due and payable on February 28, 2003. All other terms of the note are the same as the terms of the note dated June 29, 2001 and as amended on August 29, 2002. Both the note dated June 29, 2001 and the $50,000 convertible promissory note are collateralized and secured by a total of 1,200,000 shares of restricted common stock of The Immune Response Corporation, which is held and owned by Trinity USA. If the close price of The Immune Response Corporation common stock is below $0.30 for five consecutive trading days during the term of the notes, RoyCap Inc. is entitled to declare the notes immediately in default. On August 30, 2002, The Immune Response Corporation's common stock closed at $0.55.

     The covenants of the notes prevent Trinity USA from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. On August 29, 2002, however, RoyCap Inc. agreed to prospectively waive this covenant as it relates to Trinity USA possibly pledging its remaining 800,000 shares of The Immune Response Corporation as collateral with other possible third party creditors.

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

                                             TRINITY MEDICAL GROUP USA, INC.
                                             -------------------------------

                                             Registrant

Date:    September 18, 2002                  By: /s/ James S. Namnath
                                                 --------------------

                                             James S. Namnath,
                                             Chief Executive Officer, Director


Date:    September 18, 2002                  By: /s/ Gary E. Wilson
                                                 ------------------

                                             Gary E. Wilson,
                                             Executive Vice President - Finance,
                                             Chief Financial Officer, Treasurer