Form 10QSB
period 2002-09-30
TRINITY MEDICAL GROUP INC
filed 2002-12-18
CIK 1110557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

            X     Quarterly report pursuant to Section 13 or 15(d) of the
           ---    Securities Exchange Act of 1934 for the quarterly period ended
                  September 30, 2002 or

           --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to______

                             Commission file number:

                         TRINITY MEDICAL GROUP USA, INC.
             (Exact Name of registrant as specified in its charter)

                 Florida                                          68-0438943
------------------------------------------------             -------------------
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

             Class                              Outstanding at December 16, 2002
Common Stock - $0.001 par value                        19,518,105 shares

                                      INDEX

                                                                            PAGE
                                                                            ----

COVER PAGE.....................................................................1

INDEX..........................................................................2

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements:
                 Balance Sheets................................................3
                 Statements of Operations......................................4
                 Statements of Cash Flows......................................5
                 Condensed Notes to Financial Statements.......................6

       Item 2 - Management's Discussion and Analysis
                 or Plan of Operation.........................................13

PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings.............................................22
       Item 2 - Changes in Securities and Use of Proceeds.....................22
       Item 3 - Defaults Upon Senior Securities ..............................23
       Item 4 - Submission of Matters to a Vote of Security Holders...........23
       Item 5 - Other Information.............................................23
       Item 6 - Exhibits and Reports on Form 8-K..............................23
       Signatures ............................................................26
       Certifications.........................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                                 BALANCE SHEETS


                                     ASSETS
                                                                      September 30,          December 31,
                                                                           2002                  2001
                                                                     -----------------   -------------------
                                                                       (unaudited)
Current Assets:
     Cash and cash equivalents                                       $           1,930    $        68,922
     Marketable securities - available-for-sale                                800,000                  -
     Prepaid expenses and deposits                                               2,060             58,450
                                                                     ------------------   ----------------

          Total current assets                                                 803,990            127,372
                                                                     ------------------   ----------------

Furniture and equipment
      Office furniture and fixtures                                              6,088              6,088
      Office equipment                                                           4,973              4,973
                                                                     ------------------   ----------------
                                                                                11,061             11,061
           Less accumulated depreciation                                        (5,694)            (3,543)
                                                                     ------------------   ----------------
                Furniture and equipment, net                                     5,367              7,518
                                                                     ------------------   ----------------

Deferred contract expense                                                    1,180,000                  -
                                                                     ------------------   ----------------
                     Total assets                                    $       1,989,357    $       134,890
                                                                     ==================   ================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                $         180,037    $       165,531
     Payable to affiliate                                                    1,703,808            487,849
     Accrued liabilities                                                       111,153            116,736
     Notes payable to officer                                                      500             30,500
     Insurance note payable                                                          -             23,489
     Convertible promissory notes                                              350,000            400,000
                                                                     ------------------   ----------------
         Total current liabilities                                           2,345,498          1,224,105
                                                                     ------------------   ----------------

Deferred contract income                                                     2,360,000                  -

Stockholders' deficit:

      Common stock, $.001 par value, 50,000,000 shares
         authorized, 19,518,105 and 12,958,120 shares
         issued and outstanding                                                19,518             12,958
      Additional paid-in capital                                            6,290,421          5,243,658
      Accumulated other comprehensive loss                                   (380,000)                 -
      Deficit accumulated during the development stage                     (8,646,080)        (6,345,831)
                                                                     ------------------   ----------------
                     Total stockholders' deficit                           (2,716,141)        (1,089,215)
                                                                     ------------------   ----------------
                     Total liabilities and stockholders' deficit     $       1,989,357    $       134,890
                                                                     ==================   ================


   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          Period
                                       from Inception           Three Months Ended                 Nine Months Ended
                                            to                    September 30,                      September 30,
                                     September 30, 2002       2002             2001             2002              2001
                                     ------------------  ---------------  ---------------  ----------------  ---------------
Revenues                             $              --   $          --    $           --   $            --   $           --
                                     ---------------     -----------      ------------     -------------     ------------
Operating expenses:

    Research and development         $      (3,749,512)  $     (294,560)  $     (322,650)  $    (1,220,959)  $     (962,404)

    General and administrative              (2,928,619)        (141,574)        (238,146)         (553,546)        (940,698)

    Acquisition costs                         (404,200)               -                -                 -                -
                                     ------------------  ---------------  ---------------  ----------------  ---------------
           Total operating expenses         (7,082,331)        (436,134)        (560,796)       (1,774,505)      (1,903,102)
                                     ------------------  ---------------  ---------------  ----------------  ---------------

Other income (expense):

    Interest income                              5,196                -            1,043               137            1,374

    Interest expense                        (1,440,500)        (188,194)         (15,055)         (405,881)        (734,195)

    Loss on early extinguishment
       of debt                                (120,000)               -                -          (120,000)               -

    Loss on sale of investments                 (8,445)               -                -                 -                -
                                     ------------------  ---------------  ---------------  ----------------  ---------------
                                            (1,563,749)        (188,194)         (14,012)         (525,744)        (732,821)
                                     ------------------  ---------------  ---------------  ----------------  ---------------
               Net Loss              $      (8,646,080)  $     (624,328)  $     (574,808)  $    (2,300,249)  $   (2,635,923)
                                     ==================  ===============  ===============  ================  ===============

    Basic and diluted loss per common

       share                                             $        (0.03)  $        (0.05)  $         (0.14)  $        (0.23)
                                                         ===============  ===============  ================  ===============
    Basic and diluted weighted average

       common shares outstanding                             19,512,610       11,589,704        15,963,773       11,378,358
                                                         ===============  ===============  ================  ===============


   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         Period                     Nine Months Ended
                                                                     from Inception                   September 30,
                                                                           to            ----------------------------------------
                                                                  September 30, 2002            2002                 2001
                                                                 ----------------------  -------------------  -------------------
 Cash flows from operating activities:
    Net loss                                                     $       (8,646,080)     $    (2,300,249)     $    (2,635,923)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                           5,694                2,151                2,151
       Stock issued for services and interest payment                       385,919                    -                    -
       Stock options issued for services and warrants
        issued in connection with financings                               542,950               280,000              208,350
       Intrinsic value of beneficial conversion                           1,019,178              218,644              604,116
       Loss on sale of investments                                            8,445                    -                    -
       Changes in assets and liabilities:
          Prepaid expenses and deposits                                      68,408               56,390              (10,841)
          Accounts payable                                                  180,037               14,506              173,820
          Payable to affiliate                                            3,043,808            1,215,959              955,700
          Accrued liabilities                                               346,204               27,956               86,064
                                                                 ----------------------  -------------------  -------------------
             Net cash used in operating activities                       (3,045,437)            (484,643)            (616,563)
                                                                 ----------------------  -------------------  -------------------

 Cash flows from investing activities:
    Purchases of fixed assets                                                  (11,061)                   -                    -
    Purchases of investments                                                   (69,330)                   -                    -
    Proceeds from sale of investments                                           60,885                    -                    -
                                                                 ----------------------  -------------------  -------------------
             Net cash used in investing activities                             (19,506)                   -                    -
                                                                 ----------------------  -------------------  -------------------

 Cash flows from financing activities:
    Proceeds from issuance of convertible notes payable                        772,500                    -                    -
    Proceeds from issuance of notes payable to officers                         90,500                    -               90,500
    Repayments on notes payable to officers                                    (90,000)             (30,000)             (50,000)
    Proceeds from issuance of convertible debenture                            125,000              125,000                    -
    Repayments on convertible debenture                                        (89,000)             (89,000)                   -
    Proceeds from issuance of promissory note                                   20,000                    -                    -
    Repayments on insurance note payable                                       (70,467)             (23,489)             (23,489)
    Proceeds from issuance of convertible promissory
        notes                                                                1,050,000               50,000              500,000
    Net proceeds from sale of common stock units                             1,041,600              206,000                    -
    Proceeds from exercise of common stock warrants                            207,140              179,140               28,000
    Collection of subscription receivable                                        9,600                    -                    -
                                                                 ----------------------  -------------------  -------------------
             Net cash provided by financing activities                       3,066,873              417,651              545,011
                                                                 ----------------------  -------------------  -------------------
             Net increase (decrease) in cash and
                 cash equivalents                                                1,930              (66,992)             (71,552)

 Cash and cash equivalents - beginning of period                                     -               68,922              117,056
                                                                 ----------------------  -------------------  -------------------
 Cash and cash equivalents - end of period                                     $ 1,930              $ 1,930             $ 45,504
                                                                 ======================  ===================  ===================
 Cash paid for;
    Income Taxes                                                 $                  --   $               --   $               --
    Interest Expense                                             $                  --   $               --   $               --
                                                                 ======================  ===================  ===================

   The accompanying condensed notes are an integral part of these statements.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  financial   statements  contain  all  adjustments
(consisting only of normal recurring adjustments) which in the opinion of management are necessary to present fairly the financial position of the Company at September 30, 2002, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and 2001, and for the period from inception (September 28, 1998) to September 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2001 and 2000, and for the years then ended, and for the period from inception (September 28, 1998) to December 31, 2001, filed with the Securities and Exchange Commission on March 18, 2002.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at September 30, 2002 has accumulated losses amounting to $8,646,080. For the nine month period ended September 30, 2002 and for the period from inception to September 30, 2002, the Company used $484,643 and $3,045,437, respectively, of cash in its operations. Additionally, the Company had a working capital deficit of $1,541,508 and a stockholders' deficit of $2,716,141 at September 30, 2002.

The Company's initial efforts have focused on the research and development of REMUNE (through Trinity Medical Group, Ltd. or Trinity Assets Company Limited) and securing sales and marketing rights in Thailand. In July 2001, the Company, through its affiliate Trinity Assets Company Limited, filed a new drug application for approval by the Thai Food and Drug Administration to market, distribute and manufacture REMUNE in Thailand. In January 2002, the Thai Food and Drug Administration certified the REMUNE manufacturing facility as being in compliance with World Health Organization Good Manufacturing Practices standards. Final commercial approval of REMUNE by the Thai FDA, however, is pending. The Company has additional government approvals to secure in order to begin the process of commercialization. The U.S. Food and Drug Administration must certify the facility that will manufacture the product and approve the export of the product. The Company will require substantial capital to pursue its operating strategy and currently has limited cash for operations. There can be no assurance that management will be successful in raising the necessary cash to fund its continuing operations or in obtaining the necessary government approvals for the manufacture and sale of REMUNE. The Company's ability to continue as a going concern will depend upon these factors and the success of future operations.

As of September 30, 2002, our licensor of REMUNE, The Immune Response Corporation, had an accumulated deficit of approximately $245.9 million and a working capital deficit of approximately $4.8 million. The Immune Response
Corporation has stated in its Form 10-Q for the nine month period ended September 30, 2002 that they have limited cash resources available to fund their planned operations. The Immune Response Corporation also stated that if they are unable to obtain funding in the next few days, they would need to consider ceasing its ongoing business operations and file a petition for liquidation or reorganization under the United States Bankruptcy Code.

The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., a Pfizer company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation may be unable to successfully complete current or future trials of REMUNE and The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and the Company's stock price, which may therefore adversely effect our ability to successfully raise additional capital to complete REMUNE development and effectuate our business plans.

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

NOTE C - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per common share were stock options and warrants outstanding for the purchase of 14,924,537 and 701,037 shares of common stock as of September 30, 2002 and 2001, respectively, because the representative share increments would be antidilutive. Also excluded from the computation of basic and diluted loss per common share were an estimated 2,620,000 and 194,000 shares of common stock issuable as of September 30, 2002 and 2001, respectively, upon the conversion of convertible promissory notes because the representative share increments would be antidilutive.

NOTE D - NOTES PAYABLE TO OFFICER

During 2001, the Company borrowed, through the issuance of five separate notes, $90,500 from its Chief Executive Officer and its Corporate Secretary. The notes payable are uncollateralized, bear interest at 15% per annum and are due the earlier of one year from the date of the notes or the date on which the Company receives a minimum of $200,000 of financing through the issuance of its common stock or debt (or both) to non-affiliated persons or entities. The Company paid the remaining principal balance of $5,000 on the note payable to its Corporate Secretary in January 2002. Although the notes payable to the Chief Executive Officer have reached their maturity dates, the Chief Executive Officer has not declared the notes in default. The Chief Executive Officer does, however, expect repayment of the remaining principal balance of $500, and the related accrued interest of $6,638, when and if the Company raises sufficient additional capital.

NOTE E - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, Trinity Assets Company Limited billed Trinity USA approximately $1,221,000 for costs incurred related to the research and development of the drug REMUNE. Since inception through September 30, 2002, $12,000 has been paid to Trinity Assets Company Limited for amounts previously billed and during December 2001, the Company satisfied $1,050,701 of the amounts owed to Trinity Assets Company Limited through the issuance of the Company's common stock. The amounts owed to Trinity Assets Company Limited have no definitive repayment terms. As of September 30, 2002, the Company owes Trinity Assets Company Limited $1,703,808, which is presented as Payable to Affiliate on the accompanying balance sheet. All amounts billed by Trinity Assets Company Limited were provided for under the terms and conditions of the Sublicense and Supply Agreement, dated August 4, 2000.

NOTE F - CONVERTIBLE PROMISSORY NOTE

On January 16, 2002 and July 10, 2002, the Company converted $19,200 and $14,339 of accrued interest associated with the convertible promissory note dated June 29, 2001 into 18,113 and 61,806 shares of the Company's common stock. In addition, a warrant to purchase 18,113 and 61,806 shares of the Company's common stock at an exercise price of $4.00 per share and exercisable until January 16, 2007 and July 10, 2007, respectively, was granted as per the terms of this note.

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

On August 29, 2002, the Company also issued a $50,000 convertible promissory note to RoyCap Inc. The note matures on February 28, 2003 and bears interest at 8% per annum, with interest due and payable on February 28, 2003. All other terms of the note are the same as the terms of the note dated June 29, 2001 and as amended on August 29, 2002. The Company recorded a $21,512 charge to interest expense for the intrinsic value of the beneficial conversion feature as calculated at the date of issuance. Upon conversion of the note and the related issuance of the warrants, a charge to interest expense will be recorded for the allocated fair value of the warrants.

Both the note dated June 29, 2001 and the $50,000 convertible promissory note are collateralized and secured by a total of 300,000 shares (adjusted for one-for-four reverse stock split; see also Note P.) of restricted common stock of The Immune Response Corporation, which is held and owned by the Company. If the close price of The Immune Response Corporation common stock is below $1.20 (adjusted for one-for-four reverse stock split; see also Note P.) for five consecutive trading days during the term of the notes, RoyCap Inc. is entitled to declare the notes immediately in default.

The covenants of the notes prevent the Company from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. On August 29, 2002, however, RoyCap Inc. agreed to prospectively waive this covenant as it relates to the Company possibly pledging its remaining 200,000 shares (adjusted for one-for-four reverse stock split; see also Note P.) of The Immune Response Corporation as collateral with other possible third party creditors.

NOTE G - INSURANCE NOTE PAYABLE

On July 1, 2001, the Company obtained a Directors and Officers Liability Insurance policy for an aggregate coverage amount of $3,000,000. The total annual premiums on the insurance policy are approximately $108,000, of which approximately $70,500 was financed at an annual rate of 9.76% over a period of 9 months. The insurance note was paid off in April 2002. The Directors and Officers Liability Insurance policy expired on July 1, 2002 and the Company has not renewed its policy.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE H - CONVERTIBLE DEBENTURE

In January 2002, Trinity USA executed a Securities Purchase Agreement with a private placement investment company for the purchase of $125,000 of Convertible Debentures due in January 2003. The debenture bore interest at 9.50% and was payable monthly. The debenture was convertible at a price equal to the lesser of $4.00 or 83% of the average of the three lowest closing prices of Trinity USA's common stock during the 20 day period prior to the conversion. See also Note I for the conversion of $36,000 of the debenture.

Trinity USA repaid the debentures' remaining principal balance of $89,000 on May 31, 2002. As part of the early extinguishments of this debenture, Trinity USA granted a common stock purchase warrant for the purchase of 2,000,000 shares of common stock to the private placement investment company. The one-year warrant is not exercisable until December 1, 2002. The warrant has an exercise price of $0.05 per share if the closing price of the Company's common stock is $0.15 or less on the date of exercise and $0.05 plus an additional $0.01 for every $0.01 that the closing price of the common stock is above $0.15 if the closing price of the Company's common stock is above $0.15 on the date of exercise. The fair value of the warrant, calculated using the Black-Scholes option-pricing model, at May 31, 2002 was $120,000 and was charged to Loss on Early Extinguishment of Debt in the accompanying Statements of Operations for the nine month period ended September 30, 2002.

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

During the quarter ended June 30, 2002, the Company issued five-year common stock warrants to a placement agent who was utilized in connection with the La Jolla Cove Investors, Inc. financing. A total of 15,207 shares of the Company's common stock may be purchased through the exercise of the warrants at exercise prices ranging from $.07 to $1.46 per share. The fair value of the warrants issued, calculated using the Black-Scholes option-pricing model, was immaterial. The Company also paid this placement agent a commission fee of approximately $21,000 which was charged to expense.

During the quarter ended June 30, 2002, La Jolla Cove Investors, Inc. converted $36,000 of principal on a convertible debenture (see Note H), which provided the Company with $179,140 of additional cash through the issuance and exercise of common stock purchase warrants. A total of 240,841 shares of common stock were issued in connection with the principal conversions and a total of 1,184,159 shares of common stock were issued in connection with the exercise of warrants, which resulted from the principal conversions. During the quarter ended June 30, 2002, the Company recorded a charge to interest expense of $147,266 for the fair value of the beneficial conversion feature associated with the initial recording of the convertible debenture ($120,266) and for the warrants issued ($27,000). See also Note H for an explanation of an additional 2,000,000 warrants granted to La Jolla Cove Investors, Inc. as consideration for extinguishing the debt.

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

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED CONTRACT INCOME/EXPENSE

On June 26, 2002, through the execution of Amendment No. 3 to the License and Collaboration Agreement, the Company amended its License and Collaboration Agreement with The Immune Response Corporation (IRC). The amended agreement provides for an additional $50.00 per unit to be paid to IRC for the first one million doses of REMUNE purchased by the Company. As consideration for the additional amount to be paid to IRC, the Company received shares of IRC common stock and a waiver of the final, optional $5 million milestone payment for the technology transfer of REMUNE manufacturing rights in the Company's licensed territory. The Company received one million shares (adjusted for one-for-four reverse stock split; see also Note P.) of restricted common stock upon the execution of the amended agreement and up to 750,000 additional shares (adjusted for one-for-four reverse stock split; see also Note P.) may be received when future sales milestones occur. Additionally, the Company will receive 500,000 shares (adjusted for one-for-four reverse stock split; see also Note P.) upon Thai Government approval of REMUNE in exchange for a required $5 million milestone payment to IRC. The Company has been given registration rights on the stock issued by IRC and may not sell those shares until the Securities and Exchange Commission declares the applicable registration statement(s) effective. The terms of the amended license and collaboration agreement expire upon the earlier of December 31, 2007 or the purchase of one million units of REMUNE by the Company.

On June 26, 2002, and again on August 5, 2002, the Company amended its sublicense and supply agreement with its affiliated distributor in Thailand, Trinity Assets Company Limited (TAC), such that TAC will absorb 50% of the additional $50.00 per unit to be paid to IRC. As consideration for the agreement, the Company granted 500,000 of the initial one million shares issued by IRC to TAC (both numbers adjusted for one-for-four reverse stock split; see also Note P.). The Company has also contractually agreed to grant the additional 750,000 sales milestone shares (adjusted for one-for-four reverse stock split; see also Note P.) to TAC because TAC has provided a REMUNE purchase commitment to the Company equal to a minimum of one million doses during the first three years of commercial sales in Thailand. The terms of the amended sublicense and supply agreement expire upon the earlier of December 31, 2007 or the purchase of one million units of REMUNE by TAC.

The Company recorded the fair market value of the one million IRC shares ($2,360,000) as of the amended contract date, with an offsetting credit to deferred contract income. The deferred contract income will be amortized on a proportionate basis to the first one million doses of REMUNE purchased by the Company. Additionally, because 500,000 of the one million IRC shares were contractually required to be immediately granted to TAC, the fair market value of 500,000 IRC shares ($1,180,000) was reclassified from marketable securities to deferred contract expense, which will be amortized on a proportionate basis to the first one million doses of REMUNE purchased by TAC. Because the Company is not currently able to reasonably estimate the amount of REMUNE doses that may be purchased during the next twelve months, the entire amount of the deferred contract income/expense has been classified as long-term at September 30, 2002. See also Note L.

NOTE L - MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The Company has classified the IRC common stock received in connection with Amendment No. 3 to the License and Collaboration Agreement (see Note K) as available-for-sale and reports the investment at fair market value. The unrealized loss during the nine month period ended September 30, 2002 of $380,000 has therefore been reported as a component of stockholders' deficit - Accumulated Other Comprehensive Loss on the accompanying Balance Sheets. Realized gains and losses, when applicable, will be included in investment income.

NOTE M - COMPREHENSIVE LOSS

The Company accounts for comprehensive loss in accordance with FAS No. 130, "Reporting Comprehensive Income". The Company reports the accumulated balance of other comprehensive loss separately in the equity section of the balance sheets. The only component of comprehensive income is the unrealized income (loss) on marketable securities totaling ($380,000) and $100,000 for the nine months and
the  three  months  ended  September  30,  2002,  respectively.   The

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

Company's comprehensive loss for the three and nine month periods ended September 30, 2002 was $524,328 and $2,680,249, respectively.

NOTE N - NONCASH INVESTING AND FINANCING ACTIVITIES

A supplemental schedule to the Statement of Cash Flows of noncash investing and financing activities is presented below:



                                [TABLE OMITTED]




NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has implemented SFAS No. 141 on January 1, 2002.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has implemented SFAS No. 141 on January 1, 2002.

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002.

                         TRINITY MEDICAL GROUP USA, INC.
                      (a company in the development stage)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated..

In April 2002, the FASB issued FAS No. 145, "Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement resulted in the Company presenting its loss on early extinguishment of debt associated with the repayment of the La Jolla Debenture (see Note H) as Other Income (Expense) in the accompanying Statements of Operations for the nine month period ended September 30, 2002.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on our consolidated financial statements.

NOTE P - SUBSEQUENT EVENTS

During October 2002, The Immune Response Corporation formally declared a one-for-four reverse stock split of issued and outstanding shares of common stock. All references and disclosures related to the Company's ownership of common shares of The Immune Response Corporation presented in these financial statements and Form 10-QSB have been retroactively adjusted to reflect the reverse stock split.

As presented in Note F, if the close price of The Immune Response Corporation's common stock is below $1.20 (adjusted for one-for-four reverse stock split) for five consecutive trading days during the term of our outstanding convertible promissory notes with RoyCap Inc., RoyCap Inc. is entitled to declare the notes immediately in default. During October and November 2002, the close price of The Immune Response Corporation's common stock went below $1.20 for five consecutive trading days on several occasions. RoyCap Inc. has not, however, formally declared the convertible promissory notes in default through the issuance of written notice to the Company.

Effective October 16, 2002, Gary E. Wilson resigned as the Company's Executive Vice President - Finance, Chief Financial Officer and Treasurer. Dr. James Namnath, the Company's Chief Executive Officer is currently assuming these responsibilities.

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

                                Plan of Operation

General overview.

     We have minimal operations, nominal assets and no revenues from operations. We have only approximately two years of business history. Our estimates indicate that we will not generate internal cash flows from the sale of REMUNE until at least late 2003. As we do not currently have any internal sources of funding, our inability to successfully implement future public or private placement offerings and further our business strategy may compromise our ability to achieve our projected revenues.

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

     Trinity USA requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, Trinity USA will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until late 2003. For the nine month period ended September 30, 2002, we used approximately $485,000 for operating activities. This cash was provided by financing activities which included the conversion of a portion of our convertible debenture with La Jolla Cove Investors, Inc. and the related exercise of warrants issued to them. Additionally, $206,000 of cash was provided by a common stock unit offering. The cash used in operations related primarily to officer salaries and professional fees incurred in connection with our required SEC filings. The Company utilized $89,000 raised in the common stock unit offering to repay the remaining principal balance of the convertible debenture with La Jolla Cove Investors, Inc.

     Our current monthly operating overhead is approximately $40,000, which will increase if and as we expand our operations. This estimate excludes our average monthly research and development expenses to date of approximately $130,000. Approximately $30,000 of the total $40,000 monthly operating overhead relates to officer salaries and director expenses. When we hire the seven additional employees mentioned in more detail below, we expect it will add approximately $55,000 per month to our operating overhead.

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

     We intend to increase our employment base in 2003. We intend to add clinical study supervisors, engineering consultants, accounting staff, and additional directors during this time. From our present level of 2 full-time employees and 1 part-time employee, who is our president, Dr. Vina
Churdboonchart, we estimate having about 11 employees and/or contract consultants by the end of 2003. We expect that of the seven additional employees or consultants, 3 will be part-time employees (accounting, logistics, and sales) and 4 will be full-time employees or contract consultants (Engineering, Public Relations, Regulatory Affairs, and Research and Development).

     On April 11, 2002, Kenneth B. Hamlet, Trinity USA's only independent board member, resigned from his position as a director. No replacement for Mr. Hamlet has yet been identified.

     Effective October 16, 2002, Gary E. Wilson resigned as the Company's Executive Vice President Finance, Chief Financial Officer and Treasurer. Dr. James Namnath, the Company's Chief Executive Officer is currently assuming these responsibilities.

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

     Our business model contemplates that REMUNE will be used primarily as a mono-therapy in Thailand and in our other licensed countries. If we are unable to distribute REMUNE in Thailand without the concomitant use of HAART, our business model may not be viable and we may be forced to cease operations because we believe HAART is not affordable or readily accessible to the great majority of the HIV infected population in the countries where we possess license rights.

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

     The Immune Response Corporation had a net loss of $16,343,000 and $18,913,000 for the year ended December 31, 2001 and the nine month period ended September 30, 2002, respectively. The Immune Response Corporation had an accumulated deficit of $245,884,000 as of September 30, 2002. The Immune Response Corporation also had a working capital deficit of $4,800,000, total assets of $14,809,000 and total liabilities of $10,400,000 as of September 30, 2002.

     The Immune Response Corporation has stated in its Form 10-Q for the nine month period ended September 30, 2002 that they have limited cash resources available to fund their planned operations. The Immune Response Corporation also stated that if they are unable to obtain funding in the next few days, they would need to consider ceasing its ongoing business operations and file a petition for liquidation or reorganization under the United States Bankruptcy Code.

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

     The Immune Response Corporation's primary marketing partner, Agouron Pharmaceuticals, Inc., a Pfizer company, terminated its collaboration agreement with The Immune Response Corporation on July 5, 2001. As a result, The Immune Response Corporation may have to abandon REMUNE or seek additional funding. The termination of the Agouron/Immune Response Corporation collaboration agreement has had a material adverse effect on both The Immune Response Corporation's and Trinity USA's stock price, and therefore our ability to successfully raise additional capital to complete REMUNE development and effectuate our business plans.

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

     Due in large part to the significant research and development expenditures required to identify and validate new drug candidates, we have not been profitable and have generated operating losses since our inception in 1998. We currently have no revenues and we are still in the developmental stage of our business. As of September 30, 2002, we had an accumulated deficit of $8,646,080. We expect to continue to incur losses for at least the next year, and expect that these losses could increase as we continue to expand our sales, research, and marketing force, and our distribution facilities in an effort to commercialize REMUNE. We expect to incur additional losses until such time, if ever, that our revenues from the sale of REMUNE cover our expenses. Achieving and maintaining long-term profitability depends on successfully commercializing REMUNE. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize REMUNE. If the time required to generate revenues and achieve profitability is longer than anticipated, or if we are unable to obtain necessary capital, we may not be able to fund and continue our operations.

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

     To date, we have no internal sources of liquidity and do not expect to generate any internal cash flow until late 2003. Moreover, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Trinity USA's common stock. The failure to raise any needed additional funds will make it
difficult  for  Trinity  USA  to  sustain  or  commence  its  primary   business
operations.

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

     Our directors, executive officers and affiliates beneficially own greater than 50% of the outstanding common stock of Trinity USA as of September 30, 2002. As a result, the directors and executive officers could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Trinity USA.

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

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop and commercialize REMUNE.

     On October 16, 2002, Gary E. Wilson resigned as Executive Vice President - Finance, Chief Financial Officer, and Treasurer of the Company. There can be no assurances that we will not lose additional members of our executive management team or, if so, whether we would be able to hire adequate replacements for any such individuals.

     In addition, recruiting and retaining qualified scientific personnel to assist in scaling up our distribution facilities and perform future research and development work will be critical to our success. It has been particularly difficult for us to retain personnel in light of the performance of our common stock and the incurrence of substantial net operating losses. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain new executive officers and other personnel on acceptable terms. If we fail to attract and retain sufficient personnel, we may not be able to develop and commercialize REMUNE.

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

     On August 29, 2002, Trinity USA also issued a $50,000 convertible promissory note to RoyCap Inc. The note matures on February 28, 2003 and bears interest at 8% per annum, with interest due and payable on February 28, 2003. All other terms of the note are the same as the terms of the note dated June 29, 2001 and as amended on August 29, 2002. Both the note dated June 29, 2001 and the $50,000 convertible promissory note are collateralized and secured by a total of 300,000 shares (adjusted for one-for-four reverse stock split) of restricted common stock of The Immune Response Corporation, which is held and owned by Trinity USA. If the close price of The Immune Response Corporation common stock is below $1.20 (adjusted for one-for-four reverse stock split) for five consecutive trading days during the term of the notes, RoyCap Inc. is entitled to declare the notes immediately in default.

     The covenants of the notes prevent Trinity USA from pledging any of its assets, including licenses, to any third party or incurring any indebtedness senior to the note. On August 29, 2002, however, RoyCap Inc. agreed to prospectively waive this covenant as it relates to Trinity USA possibly pledging its remaining 200,000 shares of The Immune Response Corporation as collateral with other possible third party creditors

Reliance on Exemptions from Registration

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

         2.1 Agreement for the Exchange of Common Stock by and among August Project III Corp. (7)

         3.1 State of Florida Articles of Incorporation of August Project III dated July 1997 (7)

         3.2 State of Florida Certificate of Amendment of the Certificate of Incorporation of Trinity USA dated January 2000 (7)

         3.3     By-Laws of Trinity USA (7)

         4.1     Registration Rights Agreement (7)

         4.2     Promissory Note (7)

         4.3     Registration Rights Agreement (7)

         4.4     Form of Common Stock Purchase Warrant (7)

         4.5     Subscription Agreement (7)

         4.6     Convertible Promissory Note (7)

         4.7     Common Stock Unit Acknowledgement Letter (8)

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

         4.16 Registration Rights Agreement between Trinity USA and La Jolla Cove Investors, Inc. dated January 4, 2002 (5)

         4.17 Convertible Debenture issued by Trinity USA to La Jolla Cove Investors, Inc. due January 4, 2003 (5)

         4.18 Common Stock Purchase Warrant issued by Trinity USA to La Jolla Cove Investors, Inc. on January 4, 2002 (5)

         4.19    Amendment No. 1 to Convertible Promissory Note (6)

         4.20    Amendment No. 2 to Convertible Promissory Note (11)

         5.1     Legal Opinion of Jenkens & Gilchrist Parker Chapin LLP (11)

         10.1 Sublicense and Supply Agreement between Trinity USA and Trinity Medical Group, Ltd. dated as of August 4, 2000 (7)

         10.2 Supplement to Sublicense and Supply Agreement between Trinity USA and Trinity Assets Company Limited dated August 5, 2000 (7)

         10.3 Amendment No. 1 to the License and Collaboration Agreement dated September 29, 2000 (7)

         10.4 Assignment Agreement between Trinity Medical Group, Ltd. and Trinity USA dated August 3, 2000 (7)

         10.5    Gary E. Wilson's Employment Agreement (7)

         10.6    Dr. James S. Namnath's Employment Contract (7)

         10.7 License and Collaboration Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995+ (8)

         10.8 Stock Purchase Agreement between Trinity Medical Group, Ltd. and The Immune Response Corporation dated September 15, 1995
                 (8)

         10.9    Great Offices,  Inc./American Office Centers,  L.L.C.  Sublease
                 (9)

         10.10 Dr. James S. Namnath's Employment Agreement, dated February 2, 2001 (9)

         10.11 Amendment No. 2 to the License and Collaboration Agreement dated May 8, 2001(1)+ (10)

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

         10.15 Amendment No. 1 to Stock Purchase Agreement between Trinity USA and The Immune Response Corporation dated June 26, 2002 (6)

         10.16 Amendment No. 3 to License and Collaboration Agreement between Trinity USA and The Immune Response Corporation dated June 26, 2002 (6)

         10.17 Supplement No. 2 to The Sublicense and Supply Agreement between Trinity USA and Trinity Assets Company Limited dated June 26, 2002 (6)

         10.18 Supplement No. 3 to The Sublicense and Supply Agreement between Trinity USA and Trinity Assets Company Limited dated August 5, 2002 (6)

         23.1    Consent of Jenkens & Gilchrist  Parker  Chapin LLP (included in
                 Exhibit 5.1)

         23.2    Consent of Independent Certified Public Accountants (11)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

                 ---------------------------------------------------------------

+ Confidential treatment has been requested and granted with respect to certain portions of this agreement.
(1) Filed on May 11, 2001 with Trinity USA's Form 10-QSB for the three month period ended March 31, 2001.
(2) Filed on August 14, 2001 with Trinity USA's Form 10-QSB for the six month period ended June 30, 2001.
(3) Filed on August 17, 2001 with Trinity USA's Registration Statement on Form SB-2.
(4) Filed on November 8, 2001 with Trinity USA's Form 10-QSB for the nine month period ended September 30, 2001.
(5) Filed on January 4, 2002 with Trinity USA's Registration Statement on Form SB-2.
(6)  Filed herewith.
(7) Filed on October 20, 2000 with Trinity USA's Registration Statement on Form SB-2.
(8) Filed on December 22, 2000 with Trinity USA's Registration Statement on Form SB-2.
(9) Filed on February 13, 2001 with Trinity USA's Registration Statement on Form SB-2.
(10) Filed on May 11, 2001 with  Trinity  USA's  Registration  Statement on Form
     SB-2.
(11) Filed on September 25, 2002 with Trinity USA's Registration Statement on Form SB-2/A.

B)   REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the nine month period ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRINITY MEDICAL GROUP USA, INC.
                                        -------------------------------

                                        Registrant

Date: December 17, 2002                 By: /s/ James S. Namnath
                                            --------------------
                                            James S. Namnath,
                                            Chief Executive Officer,
                                            Chief Accounting Officer, Director

                                  CERTIFICATION

1.   I have reviewed the Quarterly Report on Form 10-QSB.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date")' and

     c)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions)

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.